Form 10-Q
period 2022-04-30
COPART INC
filed 2022-05-25
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 24, 2022, 237,672,576 shares of the registrant’s common stock were outstanding.

Copart, Inc.
Index to the Quarterly Report
April 30, 2022

Copart, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	April 30, 2022	July 31, 2021
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$1,454,818	$1,048,260
Investment in held to maturity securities	224,889	—
Accounts receivable, net	585,914	480,628
Vehicle pooling costs	114,028	94,449
Inventories	56,988	44,968
Income taxes receivable	1,581	20,012
Prepaid expenses and other assets	19,208	14,294
Total current assets	2,457,426	1,702,611
Property and equipment, net	2,402,809	2,296,624
Operating lease right-of-use assets	121,006	119,487
Intangibles, net	40,854	45,873
Goodwill	348,000	355,717
Other assets	73,779	41,831
Total assets	$5,443,874	$4,562,143
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$398,414	$369,826
Deferred revenue	21,087	20,973
Income taxes payable	6,907	7,760
Current portion of operating and finance lease liabilities	22,687	22,472
Total current liabilities	449,095	421,031
Deferred income taxes	78,023	63,969
Income taxes payable	61,359	52,345
Operating and finance lease liabilities, net of current portion	99,610	97,961
Long-term debt and other liabilities, net of discount	402,733	397,636
Total liabilities	1,090,820	1,032,942
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.0001 par value - 5,000,000 shares authorized; none issued	—	—
Common stock: $0.0001 par value - 400,000,000 shares authorized; 237,613,616 and 237,014,273 shares issued and outstanding, respectively.	24	24
Additional paid-in capital	811,900	761,834
Accumulated other comprehensive loss	(152,596)	(100,860)
Retained earnings	3,693,726	2,868,203
Total stockholders’ equity	4,353,054	3,529,201
Total liabilities and stockholders’ equity	$5,443,874	$4,562,143
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Service revenues and vehicle sales:
Service revenues	$766,316	$623,846	$2,145,224	$1,671,819
Vehicle sales	173,625	110,064	472,309	272,062
Total service revenues and vehicle sales	939,941	733,910	2,617,533	1,943,881
Operating expenses:
Yard operations	346,428	258,071	968,936	725,786
Cost of vehicle sales	157,236	94,498	423,948	232,487
General and administrative	63,522	53,230	174,445	150,682
Total operating expenses	567,186	405,799	1,567,329	1,108,955
Operating income	372,755	328,111	1,050,204	834,926
Other expense:
Interest expense, net	(4,492)	(5,346)	(14,032)	(15,227)
Other income, net	1,342	770	1,314	3,103
Total other expense	(3,150)	(4,576)	(12,718)	(12,124)
Income before income taxes	369,605	323,535	1,037,486	822,802
Income tax expense	90,985	36,739	211,091	142,281
Net income	$278,620	$286,796	$826,395	$680,521

Basic net income per common share	$1.17	$1.21	$3.48	$2.88
Weighted average common shares outstanding	237,505	236,396	237,277	236,110

Diluted net income per common share	$1.16	$1.19	$3.42	$2.83
Diluted weighted average common shares outstanding	240,724	240,208	241,288	240,149
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2022	2021	2022	2021
Comprehensive income, net of tax:
Net income	$278,620	$286,796	$826,395	$680,521
Other comprehensive income:
Foreign currency translation adjustments	(29,094)	5,056	(51,736)	19,424
Comprehensive income	$249,526	$291,852	$774,659	$699,945
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital
(In thousands, except share amounts)	Outstanding Shares	Amount			Retained Earnings	Stockholders’ Equity
Balances at July 31, 2021	237,014,273	$24	$761,834	$(100,860)	$2,868,203	$3,529,201
Net income	—	—	—	—	260,363	260,363
Currency translation adjustment	—	—	—	(10,518)	—	(10,518)
Exercise of stock options, net of repurchased shares	145,986	—	5,572	—	(249)	5,323
Stock-based compensation	21,091	—	9,452	—	—	9,452
Balances at October 31, 2021	237,181,350	24	776,858	(111,378)	3,128,317	3,793,821
Net income	—	—	—	—	287,412	287,412
Currency translation adjustment	—	—	—	(12,124)	—	(12,124)
Exercise of stock options, net of repurchased shares	246,451	—	6,413	—	(350)	6,063
Stock-based compensation	2,767	—	9,662	—	—	9,662
Shares issued for Employee Stock Purchase Plan	43,924	—	5,022	—	—	5,022
Balances at January 31, 2022	237,474,492	24	797,955	(123,502)	3,415,379	4,089,856
Net income	—	—	—	—	278,620	278,620
Currency translation adjustment	—	—	—	(29,094)	—	(29,094)
Exercise of stock options, net of repurchased shares	132,955	—	4,123	—	(273)	3,850
Stock-based compensation	6,136	—	9,818	—	—	9,818
Shares issued for Employee Stock Purchase Plan	33	—	4	—	—	4
Balances at April 30, 2022	237,613,616	$24	$811,900	$(152,596)	$3,693,726	$4,353,054
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

Copart, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended April 30,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income	$826,395	$680,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt cost	102,333	93,141
Allowance for credit loss	1,456	(1,429)
Equity in losses (earnings) of unconsolidated affiliates	794	(2,121)
Stock-based compensation	28,932	27,145
Gain on sale of property and equipment	(1,280)	(1,257)
Deferred income taxes	14,582	(14,130)
Changes in operating assets and liabilities:
Accounts receivable	(109,636)	(81,593)
Vehicle pooling costs	(20,029)	(12,777)
Inventories	(13,367)	(18,788)
Prepaid expenses, other current and non-current assets	(37,842)	6,879
Operating lease right-of-use assets and lease liabilities	436	389
Accounts payable and accrued liabilities	45,745	47,914
Deferred revenue	388	8,467
Income taxes receivable	18,416	16,152
Income taxes payable	6,531	13,692
Net cash provided by operating activities	863,854	762,205
Cash flows from investing activities:
Purchases of property and equipment	(234,810)	(364,395)
Purchase of assets in connection with acquisitions	(493)	—
Proceeds from sale of property and equipment	2,622	599
Purchase of held to maturity securities	(374,866)	—
Proceeds from the sale of held to maturity securities	149,977	—
Net cash used in investing activities	(457,570)	(363,796)
Cash flows from financing activities:
Proceeds from the exercise of stock options	16,108	28,829
Proceeds from the issuance of Employee Stock Purchase Plan shares	5,026	4,880
Payments for employee stock-based tax withholdings	(872)	(938)
Debt offering costs	(1,212)	—
Payments of finance lease obligations	(472)	(962)
Net cash provided by financing activities	18,578	31,809
Effect of foreign currency translation	(18,304)	3,954
Net increase in cash, cash equivalents, and restricted cash	406,558	434,172
Cash, cash equivalents, and restricted cash at beginning of period	1,048,260	477,718
Cash, cash equivalents, and restricted cash at end of period	$1,454,818	$911,890
Supplemental disclosure of cash flow information:
Interest paid	$14,485	$14,736
Income taxes paid, net of refunds	$195,521	$126,303
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Notes to Consolidated Financial Statements
April 30, 2022
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
Principles of Consolidation
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature considered necessary for fair presentation of the Company’s financial position as of April 30, 2022 and July 31, 2021, its consolidated statements of income, comprehensive income and stockholders’ equity for the three and nine months ended April 30, 2022 and 2021, and its cash flows for the nine months ended April 30, 2022 and 2021. Interim results for the three and nine months ended April 30, 2022 are not necessarily indicative of the results that may be expected for any future period, or for the entire year ending July 31, 2022. These consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2021. Certain prior year amounts have been reclassified to conform to current year presentation.
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

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2022	2021	2022	2021
Service revenues
United States	$678,865	$550,338	$1,900,330	$1,465,996
International	87,451	73,508	244,894	205,823
Total service revenues	$766,316	$623,846	$2,145,224	$1,671,819
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

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2022	2021	2022	2021
Vehicle sales
United States	$111,385	$71,615	$295,767	$171,135
International	62,240	38,449	176,542	100,927
Total vehicle sales	$173,625	$110,064	$472,309	$272,062
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

The change in the carrying amount of contract assets was as follows (In thousands):

Balance as of July 31, 2021	$7,485
Costs amortized during the period	(2,318)
Effect of foreign currency exchange rates	382
Balance as of April 30, 2022	$5,549
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
The cumulative effects of foreign currency exchange rate fluctuations were as follows (In thousands):

Cumulative loss on foreign currency translation as of July 31, 2020	$(121,088)
Gain on foreign currency translation	20,228
Cumulative loss on foreign currency translation as of July 31, 2021	$(100,860)
Loss on foreign currency translation	(51,736)
Cumulative loss on foreign currency translation as of April 30, 2022	$(152,596)
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
The amounts recorded for financial instruments in the Company’s consolidated financial statements, which included cash, restricted cash, accounts receivable, accounts payable, accrued liabilities, and amounts outstanding under the Revolving Loan Facility (as defined in Note 6) approximated their fair values as of April 30, 2022 and July 31, 2021, due to the short-term nature of those instruments and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. See Note 6 – Long-Term Debt and Note 7 – Fair Value Measurements.

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
Total gross capitalized software as of April 30, 2022 and July 31, 2021 was $74.8 million and $66.2 million, respectively. Accumulated amortization expense related to software as of April 30, 2022 and July 31, 2021 totaled $50.4 million and $43.4 million, respectively.
NOTE 2 — Accounts Receivable, Net
Accounts receivable, net consisted of:

(In thousands)	April 30, 2022	July 31, 2021
Advance charges receivable	$452,103	$385,002
Trade accounts receivable	136,563	97,249
Other receivables	3,959	4,013
	592,625	486,264
Less: Allowance for credit loss	(6,711)	(5,636)
Accounts receivable, net	$585,914	$480,628
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
NOTE 3 — Property and Equipment, Net
Property and equipment, net consisted of the following:

(In thousands)	April 30, 2022	July 31, 2021
Land	$1,484,617	$1,428,262
Buildings and improvements	1,186,649	1,126,414
Transportation and other equipment	388,179	326,622
Office furniture and equipment	82,723	79,928
Software	74,760	66,170
	3,216,928	3,027,396
Less: Accumulated depreciation and amortization	(814,119)	(730,772)
Property and equipment, net	$2,402,809	$2,296,624
Depreciation expense on property and equipment was $34.7 million and $30.2 million for the three months ended April 30, 2022 and 2021, respectively, and $96.0 million and $87.0 million for the nine months ended April 30, 2022 and 2021, respectively.

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
Components of lease expense were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2022	2021	2022	2021
Operating lease expense	$6,825	$7,040	$20,835	$21,321
Finance lease expense:
Amortization of right-of-use assets	155	167	464	501
Interest on finance lease liabilities	1	16	5	60
Short-term lease expense	897	1,037	4,387	3,305
Variable lease expense	427	278	981	1,212
Total lease expense	$8,305	$8,538	$26,672	$26,399
Supplemental cash flow information related to leases as of April 30, 2022 were as follows:

	Nine Months Ended April 30,
(In thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$19,934	$21,855
Operating cash flows related to finance leases	4	32
Financing cash flows related to finance leases	472	962
Right-of-use assets obtained in exchange for new operating lease liabilities	14,461	37,120
Right-of-use assets obtained in exchange for new finance lease liabilities	—	6,251

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
The cost of the leased space as of April 30, 2022 and July 31, 2021 was $56.8 million and $55.5 million, respectively. The accumulated depreciation associated with the leased assets as of April 30, 2022 and July 31, 2021 was $2.8 million and $1.9 million, respectively. Both the leased assets and accumulated depreciation are included in Property and equipment, net on the consolidated balance sheet. Rental income from these operating leases was $3.6 million and $3.5 million for the three months ended April 30, 2022 and 2021, respectively, and $10.9 million and $10.7 million for the nine months ended April 30, 2022 and 2021, respectively, and is included within Service revenues on the consolidated statements of income.
NOTE 5 – Goodwill and Intangible Assets
The following table sets forth amortizable intangible assets by major asset class:

(In thousands)	April 30, 2022	July 31, 2021
Amortized intangibles:
Supply contracts and customer relationships	$56,158	$55,598
Trade names	18,906	18,944
Licenses and databases	657	736
Accumulated amortization	(34,867)	(29,405)
Intangibles, net	$40,854	$45,873
Aggregate amortization expense on amortizable intangible assets was $1.9 million and $1.8 million for the three months ended April 30, 2022 and 2021, respectively, and $5.6 million and $5.3 million for the nine months ended April 30, 2022 and 2021, respectively.
The change in the carrying amount of goodwill was as follows:

(In thousands)
Balance as of July 31, 2021	$355,717
Acquisitions during the period	180
Effect of foreign currency exchange rates	(7,897)
Balance as of April 30, 2022	$348,000
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

Borrowings under the Second Amended and Restated Credit Agreement bear interest based on, at our option, either (1) the applicable fixed rate plus 1.00% to 1.75% or (2) the daily rate plus 0.0% to 0.75%, in each case, depending on Copart’s consolidated total net leverage ratio. Additionally, the unused revolving commitments under the Second Amended and Restated Credit Agreement are subject to the payment of a customary commitment fee at a range of 0.175% to 0.275%, depending on Copart’s consolidated total net leverage ratio. The applicable fixed rates described above with respect to borrowings denominated in (1) U.S. Dollars is SOFR plus certain “spread adjustments” described in the Second Amended and Restated Credit Agreement, (2) Pounds Sterling is SONIA plus certain “spread adjustments” described in the Second Amended and Restated Credit Agreement, (3) Euro is EURIBOR, and (4) Canadian Dollars is CDOR. The Company had no outstanding borrowings under the Revolving Loan Facility as of April 30, 2022 and July 31, 2021. Accordingly, the carrying value approximated fair value at April 30, 2022, and was classified within Level II of the fair value hierarchy.

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

The Second Amended and Restated Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Second Amended and Restated Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of April 30, 2022, the consolidated total net leverage ratio was (0.65):1. Minimum liquidity requirement as of April 30, 2022 was $2.7 billion. Accordingly, the Company does not believe that the provisions of the Second Amended and Restated Credit Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Second Amended and Restated Credit Agreement as of April 30, 2022.
Related to execution of the Second Amended and Restated Credit Agreement, the Company incurred $2.7 million in costs, which were capitalized as debt issuance fees. The debt discount is amortized to interest expense over the term of the respective debt instruments and is classified as reductions of the outstanding liability.
Note Purchase Agreement
On December 3, 2014, the Company entered into a Note Purchase Agreement and sold to certain purchasers (collectively, the “Purchasers”) $400.0 million in aggregate principal amount of senior secured notes (the “Senior Notes”) consisting of (i) $100.0 million aggregate principal amount of 4.07% Senior Notes, Series A, due December 3, 2024; (ii) $100.0 million aggregate principal amount of 4.19% Senior Notes, Series B, due December 3, 2026; (iii) $100.0 million aggregate principal amount of 4.25% Senior Notes, Series C, due December 3, 2027; and (iv) $100.0 million aggregate principal amount of 4.35% Senior Notes, Series D, due December 3, 2029. Interest is due and payable quarterly, in arrears, on each of the Senior Notes. The Company may prepay the Senior Notes, in whole or in part, at any time, subject to certain conditions, including minimum amounts and payment of a make-whole amount equal to the discounted value of the remaining scheduled interest payments under the Senior Notes. The Note Purchase Agreement contains customary affirmative and negative covenants and the Company was in compliance with all covenants related to the Note Purchase Agreement as of April 30, 2022.

NOTE 7 – Fair Value Measurements
The following table summarizes the carrying values and fair values of the Company’s financial instruments that were not carried at fair value in the consolidated balance sheets:

	April 30, 2022		July 31, 2021
(In thousands)	Carrying Value Total	Fair Value Total	Carrying Value Total	Fair Value Total
Assets
Cash equivalents	$1,181,844	$1,181,987	$754,300	$754,304
Treasury Bills	224,889	224,898	—	—
Total Assets	$1,406,733	$1,406,885	$754,300	$754,304
Liabilities
Long-term fixed rate debt, including current portion	$399,726	$391,891	$399,733	$432,027
Total Liabilities	$399,726	$391,891	$399,733	$432,027
The Company has investments in Treasury Bills some of which mature over a period greater than 90 days and are classified as short-term investments. The Treasury Bills are carried at amortized cost and classified as held to maturity as the Company has the intent and the ability to hold them until they mature. The carrying value of the Treasury Bills are adjusted for accretion of discounts over the remaining life of the investment. Income related to the Treasury Bills is recognized in interest income in the Company’s consolidated statement of income. The Treasury Bills classified within Level I of the fair value hierarchy.

During the nine months ended April 30, 2022, no transfers were made between any levels within the fair value hierarchy. The fair value of the Senior Notes is based on the discounted value of each interest and principal payment calculated utilizing market interest rates of similar types of borrowing arrangements and was classified within Level II of the fair value hierarchy. See Note 1 – Summary of Significant Accounting Policies, and Note 6 – Long-Term Debt.
NOTE 8 – Net Income Per Share
The table below reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2022	2021	2022	2021
Weighted average common shares outstanding	237,505	236,396	237,277	236,110
Effect of dilutive securities	3,219	3,812	4,011	4,039
Weighted average common and dilutive potential common shares outstanding	240,724	240,208	241,288	240,149
There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive earnings per share calculation were 1,758,631 and 1,280,000 options to purchase the Company’s common stock for the three months ended April 30, 2022 and 2021, respectively, and 1,964,131 and 3,180,000 options to purchase the Company’s common stock for the nine months ended April 30, 2022 and 2021, respectively, because their inclusion would have been anti-dilutive.

NOTE 9 – Stock-based Compensation
The Company recognizes compensation expense for stock option awards without a market condition on a straight-line basis over the requisite service period of the award. The following is a summary of activity for the Company’s stock options for the nine months ended April 30, 2022:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2021	6,427	$50.69	5.69	$619,019
Grants of options	340	133.96
Exercises	(525)	30.67
Forfeitures or expirations	(165)	56.11
Outstanding as of April 30, 2022	6,077	$56.93	5.48	$351,978
Exercisable as of April 30, 2022	4,429	$44.46	4.59	$308,452
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. The number of options that were in-the-money was 6,669,003 at April 30, 2022.
The Company grants option awards to certain executives that contain service and market conditions. The options will become exercisable over five years, subject to continued service by the executive, with 20% vesting on the first anniversary of the grant date and the balance vesting monthly over the subsequent four years. Separate and apart from the time-based vesting schedule, the options are also subject to a market condition requiring the trading price of Copart, Inc. common stock on the NASDAQ Global Select Market to be greater than or equal to 125% of the exercise price of the options, determined both (i) at the time of any exercise, and (ii) based on the closing price on each of the twenty consecutive trading days preceding the date of any exercise. The exercise price of the options is equivalent to the closing price of the Company’s common stock on the grant date. The fair value of the awards is determined at the grant date using either Lattice or Monte Carlo model, risk-free interest rates ranging from 0.71% to 2.38%, estimated volatility ranging from 25.2% to 25.7%, and no expected dividends. The total estimated compensation expense to be recognized by the Company over the five-year service period for these options is $45.9 million and will be recognized using the accelerated attribution method over each vesting tranche of the award. The Company recognized $7.1 million and $10.2 million in compensation expense related to these awards in the nine months ended April 30, 2022 and 2021, respectively.

The following is a summary of activity for the Company’s stock option awards subject to market conditions for the nine months ended April 30, 2022:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2021	1,130	$87.49	8.96	$67,250
Grants of options	325	125.68
Exercises	—	—
Forfeitures or expirations	—	—
Outstanding as of April 30, 2022	1,455	$96.02	8.59	$29,564
Exercisable as of April 30, 2022	395	$86.56	8.17	$10,697

The table below sets forth the stock-based compensation recognized by the Company for stock options, restricted stock, and restricted unit awards:

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2022	2021	2022	2021
General and administrative	$8,401	$7,966	$25,119	$22,399
Yard operations	1,417	1,401	3,813	4,746
Total stock-based compensation	$9,818	$9,367	$28,932	$27,145
The Company’s restricted stock awards (“RSA”) and restricted stock unit awards (“RSU”) have generally been issued with vesting periods ranging from two years to five years and vest solely on service conditions. Accordingly, the Company recognizes compensation expense for RSA and RSU awards on a straight-line basis over the requisite service period of the award.

The following is a summary of activity for the Company’s RSA’s and RSU’s for the nine months ended April 30, 2022:

(In thousands, except per share data)	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of July 31, 2021	102	$90.46
Grants	141	133.60
Vested	(22)	74.24
Forfeitures or expirations	(13)	107.05
Outstanding as of April 30, 2022	208	$120.50
NOTE 10 – Stock Repurchases
On September 22, 2011, the Company’s Board of Directors approved an 80 million share increase in the stock repurchase program, bringing the total current authorization to 196 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. The Company did not repurchase any shares of its common stock under the program during the nine months ended April 30, 2022 or 2021. As of April 30, 2022, the total number of shares repurchased under the program was 114,549,198, and 81,450,802 shares were available for repurchase under the program.
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
The following table presents financial information by segment:

	Three Months Ended April 30, 2022			Three Months Ended April 30, 2021
(In thousands)	United States	International	Total	United States	International	Total
Service revenues	$678,865	$87,451	$766,316	$550,338	$73,508	$623,846
Vehicle sales	111,385	62,240	173,625	71,615	38,449	110,064
Total service revenues and vehicle sales	790,250	149,691	939,941	621,953	111,957	733,910
Yard operations	295,326	51,102	346,428	218,672	39,399	258,071
Cost of vehicle sales	101,781	55,455	157,236	63,012	31,486	94,498
General and administrative	52,706	10,816	63,522	43,543	9,687	53,230
Operating income	$340,437	$32,318	$372,755	$296,726	$31,385	$328,111

Depreciation and amortization	$31,609	$4,970	$36,579	$28,161	$3,805	$31,966
Capital expenditures and acquisitions	64,397	14,237	78,634	59,006	22,175	81,181

	Nine Months Ended April 30, 2022			Nine Months Ended April 30, 2021
(In thousands)	United States	International	Total	United States	International	Total
Service revenues	$1,900,330	$244,894	$2,145,224	$1,465,996	$205,823	$1,671,819
Vehicle sales	295,767	176,542	472,309	171,135	100,927	272,062
Total service revenues and vehicle sales	2,196,097	421,436	2,617,533	1,637,131	306,750	1,943,881
Yard operations	830,040	138,896	968,936	612,198	113,588	725,786
Cost of vehicle sales	272,387	151,561	423,948	153,119	79,368	232,487
General and administrative	145,638	28,807	174,445	124,044	26,638	150,682
Operating income	$948,032	$102,172	$1,050,204	$747,770	$87,156	$834,926

Depreciation and amortization	$88,655	$12,997	$101,652	$82,068	$10,239	$92,307
Capital expenditures and acquisitions	205,457	29,846	235,303	303,060	61,335	364,395

	April 30, 2022			July 31, 2021
(In thousands)	United States	International	Total	United States	International	Total
Total assets	$4,751,379	$692,495	$5,443,874	$3,900,712	$661,431	$4,562,143
Goodwill	270,358	77,642	348,000	270,305	85,412	355,717
NOTE 14 – Subsequent Events
On May 24, 2022, the Company retired 100% of the Senior Notes referenced in Note 6 Long-Term Debt. The Company paid $420.6 million to retire the Senior Notes which included an additional $16.8 million make-whole payment, to the holders of the Senior Notes, and $3.8 million in accrued interest.

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
Beginning in March 2020, our business and operations began to experience the impact of the worldwide COVID-19 pandemic. In materially all of our jurisdictions, we have been deemed by local authorities an “essential business” because our operations ensure the removal of vehicles from repair shops, impound yards, and streets and highways, enabling the critical function of road infrastructure. As a result, we have continued to operate our facilities as well as our online-only auctions, while following appropriate health and safety protocols to ensure safe working conditions for our employees as well as for our sellers, buyers, and other business partners with whom we come in contact.
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

The following tables set forth operational facilities that we have opened and are now operational from August 1, 2020 through April 30, 2022:

United States Locations	Date
Redding, California	August 2020
Dothan, Alabama	August 2020
Jacksonville, Florida	August 2020
Milwaukee, Wisconsin	September 2020
Houston, Texas	December 2020
Knightdale, North Carolina	March 2021
Gastonia, North Carolina	May 2021
Bismarck, North Dakota	June 2021
Fairburn, Georgia	July 2021
Dyer, Indiana	July 2021
Mobile South, Alabama	August 2021
Augusta, Georgia	April 2022

International Locations	Geographic Service Area	Date
Bruchmühlbach-Miesau, Rhineland-Palatinate (Mannheim)	Germany	February 2021
Mallorca, Balearic Islands	Spain	April 2021
Halifax, Novia Scotia	Canada	September 2021
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
Results of Operations
The following table shows certain data from our consolidated statements of income expressed as a percentage of total service revenues and vehicle sales for the three and nine months ended April 30, 2022 and 2021:

	Three Months Ended April 30,		Nine Months Ended April 30,
(In percentages)	2022	2021	2022	2021
Service revenues and vehicle sales:
Service revenues	82%	85%	82%	86%
Vehicle sales	18%	15%	18%	14%
Total service revenues and vehicle sales	100%	100%	100%	100%

Operating expenses:
Yard operations	37%	35%	37%	37%
Cost of vehicle sales	17%	13%	16%	12%
General and administrative	7%	7%	7%	8%
Total operating expenses	61%	55%	60%	57%
Operating income	41%	45%	40%	43%
Other expense	—%	(1)%	—%	(1)%
Income before income taxes	40%	44%	39%	42%
Income taxes	10%	5%	8%	7%
Net income	31%	39%	31%	35%

Comparison of the Three and Nine Months Ended April 30, 2022 and 2021
The following table presents a comparison of service revenues for the three and nine months ended April 30, 2022 and 2021:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
Service revenues
United States	$678,865	$550,338	$128,527	23.4%	$1,900,330	$1,465,996	$434,334	29.6%
International	87,451	73,508	13,943	19.0%	244,894	205,823	39,071	19.0%
Total service revenues	$766,316	$623,846	$142,470	22.8%	$2,145,224	$1,671,819	$473,405	28.3%
Service Revenues. The increase in service revenue during the three months ended April 30, 2022 of $142.5 million or 22.8%, as compared to the same period last year resulted from (i) an increase in the U.S. of $128.5 million and (ii) an increase in International of $13.9 million. The growth in the U.S. was driven primarily by (i) an increase in revenue per car partially driven by the scarcity of vehicles due to global supply chain disruptions and (ii) an increase in volume resulting from higher miles driven due to the reopening of the United States economy. Excluding the unfavorable impact of $3.0 million due to changes in foreign currency exchange rates, primarily from the change in the European Union euro and British Pound to U.S. dollar exchange rates, net against a favorable impact of the Brazilian Real to the U.S. dollar exchange rate, the growth in International was driven primarily by an increase in revenue per car partially driven by the scarcity of vehicles due to global supply chain disruptions and an increase in volume resulting from higher miles driven due to the reopening of the International economies.

The increase in service revenues during the nine months ended April 30, 2022 of $473.4 million, or 28.3%, as compared to the same period last year resulted from (i) an increase in the U.S. of $434.3 million and (ii) an increase in International of $39.1 million. The growth in the U.S. was driven primarily by (i) an increase in revenue per car partially driven by the scarcity of vehicles due to global supply chain disruptions and (ii) an increase in volume resulting from higher miles driven due to the reopening of the United States economy. Excluding the unfavorable impact of $0.4 million due to changes in foreign currency exchange rates, primarily from the unfavorable change in the European Union euro net against favorable change in the British pound, Brazilian Real and Canadian dollar to U.S. dollar exchange rates, the growth in International was driven primarily by an increase in revenue per car partially driven by the scarcity of vehicles due to global supply chain disruptions and an increase in volume resulting from higher miles driven due to the reopening of the International economies.
The following table presents a comparison of vehicle sales for the three and nine months ended April 30, 2022 and 2021:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
Vehicle sales
United States	$111,385	$71,615	$39,770	55.5%	$295,767	$171,135	$124,632	72.8%
International	62,240	38,449	23,791	61.9%	176,542	100,927	75,615	74.9%
Total vehicle sales	$173,625	$110,064	$63,561	57.7%	$472,309	$272,062	$200,247	73.6%
Vehicle Sales. The increase in vehicle sales for the three months ended April 30, 2022 of $63.6 million, or 57.7%, as compared to the same period last year resulted from (i) an increase in the U.S. of $39.8 million and an (ii) an increase in International of $23.8 million. The increase in the U.S. was primarily the result of increased volume and higher average auction selling prices, which we believe was due to a change in the mix of vehicles sold, increased demand, and reduced supply. Excluding an unfavorable impact of $4.2 million due to changes in foreign currency exchange rates, primarily from the unfavorable change in the European Union euro and British Pound to U.S. dollar exchange rates, the increase in International was primarily the result of higher average auction selling prices, and increased volume resulting from higher miles driven due to the reopening of the International economies and restrictions within the global supply chain for automobiles.
The increase in vehicle sales for the nine months ended April 30, 2022 of $200.2 million, or 73.6%, as compared to the same period last year, resulted from (i) an increase in the U.S. of $124.6 million and (ii) an increase in International of $75.6 million. The increase in the U.S. was primarily the result of an increase in volume resulting from higher miles driven due to the reopening of the United States economy and restrictions within the global supply chain for automobiles. Excluding an unfavorable impact of $5.7 million due to changes in foreign currency exchange rates, primarily from the unfavorable change in the European Union euro exchange rates, the increase in International was primarily the result of higher average auction selling prices and an increase in volume resulting from higher miles driven due to the reopening of the International economies and restrictions within the global supply chain for automobiles.
The following table presents a comparison of yard operations expenses for the three and nine months ended April 30, 2022 and 2021:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
Yard operations expenses
United States	$295,326	$218,672	$76,654	35.1%	$830,040	$612,198	$217,842	35.6%
International	51,102	39,399	11,703	29.7%	138,896	113,588	25,308	22.3%
Total yard operations expenses	$346,428	$258,071	$88,357	34.2%	$968,936	$725,786	$243,150	33.5%

Yard operations expenses, excluding depreciation and amortization
United States	$268,452	$196,263	$72,189	36.8%	$756,064	$547,018	$209,046	38.2%
International	46,330	35,932	10,398	28.9%	126,489	104,418	22,071	21.1%

Yard depreciation and amortization
United States	$26,874	$22,409	$4,465	19.9%	$73,976	$65,180	$8,796	13.5%
International	4,772	3,467	1,305	37.6%	12,407	9,170	3,237	35.3%
Yard Operations Expenses. The increase in yard operations expense for the three months ended April 30, 2022 of $88.4 million, or 34.2%, as compared to the same period last year resulted from (i) increase in the U.S. of $76.7 million and (ii) increase in International of $11.7 million. The increase in the U.S. compared to the same period last year relates primarily to an increase in volume resulting from higher miles driven due to the reopening of the United States economy and restriction within the global supply chain for automobiles, increased subhaul costs and increased labor costs responding to market conditions. The increase in International relates primarily to an increase in volume resulting from higher miles driven due to the reopening of the International economies, restriction within the global supply chain for automobiles and an increase in subhaul and fuel costs. Excluding a favorable impact of $2.0 million due to changes in foreign currency exchange rates, primarily from the favorable change in the European Union euro and British Pound to U.S. dollar exchange rate, net against an unfavorable change in the Brazilian Real to U.S. dollar exchange rate. Included in yard operations expenses were depreciation and amortization expenses. The increase in yard operations depreciation and amortization expenses during the three months ended April 30, 2022 as compared to the same period last year resulted primarily from depreciating new and expanded facilities placed into service in the U.S.

The increase in yard operations expense for the nine months ended April 30, 2022 of $243.2 million, or 33.5%, as compared to the same period last year resulted from (i) an increase in the U.S. of $217.8 million, and (ii) an increase in International of $25.3 million. Excluding depreciation and amortization, the increase in the U.S. compared to the same period last year relates to an increase in volume as a result of the reopening of the United States economy combined with an increase in the cost to process each car. The increase in cost to process each car was driven by increased subhaul costs, and labor costs, combined with an increase in premiums for catastrophic related subhaul, labor costs incurred from overtime, and increased travel, lodging, and equipment lease cost associated with Hurricane Ida. The increase in International was primarily driven by the increase in volume following the reopening of International economies and the increase in subhaul and fuel costs. Combined with a favorable impact of $1.3 million due to a favorable change in European Union Euro to U.S. dollar exchange rate net against the unfavorable changes in the British pound, Brazilian Real and Canadian Dollar to U.S. dollar exchange rate. Included in yard operations expenses were depreciation and amortization expenses. The increase in yard operations depreciation and amortization expenses during the nine months ended April 30, 2022 as compared to the same period last year resulted primarily from depreciating new and expanded facilities placed into service in the U.S. and International locations.
The following table presents a comparison of cost of vehicle sales for the three and nine months ended April 30, 2022 and 2021:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
Cost of vehicle sales
United States	$101,781	$63,012	$38,769	61.5%	$272,387	$153,119	$119,268	77.9%
International	55,455	31,486	23,969	76.1%	151,561	79,368	72,193	91.0%
Total cost of vehicle sales	$157,236	$94,498	$62,738	66.4%	$423,948	$232,487	$191,461	82.4%

Cost of Vehicle Sales. The increase in cost of vehicle sales for the three months ended April 30, 2022 of $62.7 million, or 66.4%, as compared to the same period last year resulted from (i) an increase in the U.S. of $38.8 million and (ii) an increase in International of $24.0 million. The increase in the U.S. was primarily the result of increased volume and higher average purchase prices, which we believe was due to a change in the mix of vehicles sold, increased demand, and reduced supply. Excluding the favorable impact of $3.9 million due to changes in foreign currency exchange rates, primarily from the favorable change in the European Union euro and British Pound to U.S. dollar exchange rates, the increase in International of $24.0 million was primarily higher average purchase prices due to the change in mix of vehicles sold, increased demand and reduced supply, and an increase in volume.

The increase in cost of vehicle sales for the nine months ended April 30, 2022 of $191.5 million, or 82.4%, as compared to the same period last year resulted from (i) an increase in the U.S. of $119.3 million and (ii) an increase in International of $72.2 million. The increase in the U.S. was primarily the result of increased volume and higher average purchase prices, which we believe was due to a change in the mix of vehicles sold, increased demand; and reduced supply. Excluding the favorable impact of $5.5 million due to changes in foreign currency exchange rates, primarily from the favorable change in the European Union euro to U.S. dollar exchange rate, the increase in International was primarily the result of higher average purchase prices and an increase in volume, which we believe was due to a change in the mix of vehicles sold, increased demand; and reduced supply.
The following table presents a comparison of general and administrative expenses for the three and nine months ended April 30, 2022 and 2021:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
General and administrative expenses
United States	$52,706	$43,543	$9,163	21.0%	$145,638	$124,044	$21,594	17.4%
International	10,816	9,687	1,129	11.7%	28,807	26,638	2,169	8.1%
Total general and administrative expenses	$63,522	$53,230	$10,292	19.3%	$174,445	$150,682	$23,763	15.8%

General and administrative expenses, excluding depreciation and amortization
United States	$47,971	$37,791	$10,180	26.9%	$130,959	$107,156	$23,803	22.2%
International	10,618	9,349	1,269	13.6%	28,217	25,569	2,648	10.4%

General and administrative depreciation and amortization
United States	$4,735	$5,752	$(1,017)	(17.7)%	$14,679	$16,888	$(2,209)	(13.1)%
International	198	338	(140)	(41.4)%	590	1,069	(479)	(44.8)%
General and Administrative Expenses. The increase in general and administrative expenses for the three months ended April 30, 2022 of $10.3 million, or 19.3%, as compared to the same period last year resulted from (i) an increase in International of $1.1 million, and (ii) an increase in the U.S. of $9.2 million. Excluding depreciation and amortization, the increase in International of $1.3 million resulted primarily from increases in stock compensation and legal costs. The increase in the U.S. of $10.2 million resulted primarily from increases in stock compensation and legal costs. Depreciation and amortization expenses for the three months ended April 30, 2022 as compared to the same period last year declined slightly driven from fully depreciating certain intangible and technology assets in the U.S. and international locations.

The increase in general and administrative expenses for the nine months ended April 30, 2022 of $23.8 million, or 15.8%, as compared to the same period last year resulted from (i) an increase in International of $2.2 million and (ii) an increase in the U.S. of $21.6 million. Excluding depreciation and amortization, the increase in International of $2.6 million resulted primarily from higher labor costs and increased legal costs. The increase in the U.S. of $23.8 million resulted primarily from increases in stock compensation, increased labor costs, legal costs, and travel costs. Depreciation and amortization expenses for the nine months ended April 30, 2022 as compared to the same period last year declined slightly driven from fully depreciating certain intangible and technology assets in the US and international locations.

The following table summarizes total other expense for the three and nine months ended April 30, 2022 and 2021:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
Total other expense	$(3,150)	$(4,576)	$1,426	31.2%	$(12,718)	$(12,124)	$(594)	(4.9)%
Other Expense. The decrease in total other expense for the three months ended April 30, 2022 of $1.4 million as compared to the same period last year was primarily due to higher earnings of unconsolidated affiliates and offset by a decrease in interest expense.

The increase in total other expense for the nine months ended April 30, 2022 of $0.6 million as compared to the same period last year was primarily due to an increase in currency losses.
The following table summarizes income taxes for the three and nine months ended April 30, 2022 and 2021:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
Income taxes	$90,985	36,739	54,246	147.7%	211,091	142,281	68,810	48.4%
Income Taxes. Our effective income tax rates were 24.6% and 11.4% for the three months ended April 30, 2022 and 2021, respectively, and 20.3%, and 17.3% for the nine months ended April 30, 2022 and 2021, respectively. The effective tax rate in the current year was impacted by the filing of amended returns in certain jurisdictions for a benefit of $17.5 million. The effective tax rate in the prior year was benefited by a change in estimate made in connection with finalizing the Company’s fiscal year 2020 tax return of $19.8 million. The effective tax rates in the current and prior year were impacted by the recognition of excess tax benefits from stock-based compensation. The recognition of excess tax benefits from the exercise of employee stock options is $2.2 million and $4.9 million for the three months ended April 30, 2022 and 2021, respectively, and $9.2 million and $18.9 million for the nine months ended April 30, 2022 and 2021, respectively.

Liquidity and Capital Resources
The following table presents a comparison of key components of our liquidity and capital resources at April 30, 2022 and July 31, 2021 and for the nine months ended April 30, 2022 and 2021, respectively, excluding additional funds available to us through our Revolving Loan Facility:

(In thousands)	April 30, 2022	July 31, 2021	Change	% Change
Cash, cash equivalents, and restricted cash	$1,454,818	$1,048,260	$406,558	38.8%
Working capital	2,008,331	1,281,580	726,751	56.7%

	Nine Months Ended April 30,
(In thousands)	2022	2021	Change	% Change
Operating cash flows	$863,854	$762,205	$101,649	13.3%
Investing cash flows	(457,570)	(363,796)	(93,774)	(25.8)%
Financing cash flows	18,578	31,809	(13,231)	(41.6)%

Capital expenditures and acquisitions	$(235,303)	$(364,395)	$129,092	35.4%
Cash, cash equivalents, and restricted cash and working capital increased $406.6 million and $726.8 million at April 30, 2022, respectively, as compared to July 31, 2021. Cash, cash equivalents, and restricted cash increased primarily due to cash generated from operations and proceeds from stock option exercises not fully offset by capital expenditures. Working capital increased primarily from cash generated from operations and timing of cash receipts and payments, partially offset by capital expenditures, certain income tax benefits related to stock option exercises, and timing of cash payments. Cash equivalents consisted of bank deposits, U.S. Treasury Bills, and funds invested in money market accounts, which bear interest at variable rates.
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
As of April 30, 2022, $193.4 million of the $1.5 billion of cash, cash equivalents, and restricted cash was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., the repatriation of these funds could still be subject to the foreign withholding tax following the U.S. Tax Reform. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not require repatriation to fund our U.S. operations.
Net cash provided by operating activities increased for the nine months ended April 30, 2022 as compared to the same period in 2021 due to improved cash operating results primarily from an increase in service revenues and vehicle sales, and changes in operating assets and liabilities. The change in operating assets and liabilities was primarily the result of a decrease in funds received in accounts receivable of $28.0 million, increase in funds to pay for vehicle pooling costs of $1.8 million and prepaid and other assets of $44.7 million; partially offset by decreases in funds used to pay accounts payable of $2.2 million, income taxes of $7.2 million, and decrease in deferred revenue of $8.1 million.

Net cash used in investing activities increased for the nine months ended April 30, 2022 as compared to the same period in 2021 due primarily to the purchase of 6 month Treasury Bills and increased capital expenditures. Our capital expenditures are primarily related to lease buyouts of certain facilities, acquiring land, opening and improving facilities, capitalized software development costs for new software for internal use and major software enhancements, and acquiring yard equipment. We continue to develop, expand and invest in new and existing facilities.
Net cash provided by (used in) financing activities increased for the nine months ended April 30, 2022 as compared to the same period in 2021 due primarily to lower payments for employee stock based tax withholdings, and a decrease in proceeds from the exercise of stock options.
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

Borrowings under the Second Amended and Restated Credit Agreement bear interest based on, at our option, either (1) the applicable fixed rate plus 1.00% to 1.75% or (2) the daily rate plus 0.0% to 0.75%, in each case, depending on Copart’s consolidated total net leverage ratio. Additionally, the unused revolving commitments under the Second Amended and Restated Credit Agreement are subject to the payment of a customary commitment fee at a range of 0.175% to 0.275%, depending on Copart’s consolidated total net leverage ratio. The applicable fixed rates described above with respect to borrowings denominated in (1) U.S. Dollars is SOFR plus certain “spread adjustments” described in the Second Amended and Restated Credit Agreement, (2) Pounds Sterling is SONIA plus certain “spread adjustments” described in the Second Amended and Restated Credit Agreement, (3) Euro is EURIBOR, and (4) Canadian Dollars is CDOR. The Company had no outstanding borrowings under the Revolving Loan Facility as of April 30, 2022 and July 31, 2021.

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

The Second Amended and Restated Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Second Amended and Restated Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of April 30, 2022, the consolidated total net leverage ratio was (0.65):1. Minimum liquidity as of April 30, 2022 was $2.7 billion. Accordingly, the Company does not believe that the provisions of the Second Amended and Restated Credit Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Second Amended and Restated Credit Agreement as of April 30, 2022.
Note Purchase Agreement
On December 3, 2014, we entered into a Note Purchase Agreement and sold to certain purchasers (collectively, the “Purchasers”) $400.0 million in aggregate principal amount of senior secured notes (the “Senior Notes”) consisting of (i) $100.0 million aggregate principal amount of 4.07% Senior Notes, Series A, due December 3, 2024; (ii) $100.0 million aggregate principal amount of 4.19% Senior Notes, Series B, due December 3, 2026; (iii) $100.0 million aggregate principal amount of 4.25% Senior Notes, Series C, due December 3, 2027; and (iv) $100.0 million aggregate principal amount of 4.35% Senior Notes, Series D, due December 3, 2029. Interest is due and payable quarterly, in arrears, on each of the Senior Notes. We may prepay the Senior Notes, in whole or in part, at any time, subject to certain conditions, including minimum amounts and payment of a make-whole amount equal to the discounted value of the remaining scheduled interest payments under the Senior Notes. The Note Purchase Agreement contains customary affirmative and negative covenants and we were in compliance with all covenants related to the Note Purchase Agreement as of April 30, 2022.
On May 12, 2022, the Company elected to retire the $400 million Senior Notes. The transaction was consummated on May 24, 2022. As a result, the Company paid $420.6 million to retire the Senior Notes which included an additional $16.8 million make-whole payment, to the holders of the Senior Notes, and $3.8 million in accrued interest.
Stock Repurchases
On September 22, 2011, our Board of Directors approved an 80 million share increase in the stock repurchase program, bringing the total current authorization to 196 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. We did not repurchase any shares of our common stock under the program during the nine months ended April 30, 2022 or 2021. As of April 30, 2022, the total number of shares repurchased under the program was 114,549,198, and 81,450,802 shares were available for repurchase under the program.

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
Contractual Obligations and Commitments
There have been no material changes during the nine months ended April 30, 2022 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021, filed with the SEC on September 27, 2021.

Off-Balance Sheet Arrangements
As of April 30, 2022, we had no off-balance sheet arrangements other than a letter of credit and our funding commitments pursuant to surety bonds, none of which have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
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
Although no single customer accounted for more than 10% of our consolidated revenues during the nine months ended April 30, 2022, a limited number of vehicle sellers historically have collectively accounted for a substantial portion of our revenues. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected revenues in those markets. There can be no assurance that our existing agreements will not be canceled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.
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
Our future success depends in large part upon the leadership and performance of our executive management team, all of whom are employed on an at-will basis and none of whom are subject to any agreements not to compete. If we lose the service of one or more of our executive officers or key employees, in particular Willis J. Johnson, our Chairman, A. Jayson Adair, our Co-Chief Executive Officer, and Jeffrey Liaw, our Co-Chief Executive Officer, or if one or more of these executives decide to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives.
More generally, our future success also depends on our ability to attract and retain a talented workforce. The labor market is highly competitive, and our business could be adversely affected if we are unable to attract and retain talented personnel in our organization at appropriate staffing levels. In addition, because our core technology platform is internally developed, we face heightened risks relating to workforce recruitment and retention of key personnel with subject matter expertise relating to our technology platform.
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
We capitalize certain costs associated with the development of new software products, new software for internal use and major software enhancements to existing software. These costs are amortized over the estimated useful life of the software beginning with its introduction or roll-out. As of April 30, 2022, the net amount of capitalized software development costs shown on our consolidated balance sheet is $24.4 million. If, at any time, it is determined that capitalized software provides a reduced economic benefit, the unamortized portion of the capitalized development costs could be expensed, in part or in full.
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
Our executive officers, directors and their affiliates beneficially own, in the aggregate, more than 11% of our issued and outstanding common stock as of April 30, 2022. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
a)Exhibits

3.1		Copart, Inc. Certificate of Incorporation
3.2		Certificate of Amendment to the Copart, Inc. Certificate of Incorporation
3.3		Bylaws of Copart, Inc.
31.1		Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	(1)	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(1)	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	(1)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Date File, formatted in Inline Extensible Business Reporting Language (iXBRL) and contained in Exhibit 101
(1)		In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COPART, INC.

/s/ John North
John North, Chief Financial Officer
(Principal Financial and Accounting Officer and duly Authorized Officer)
Date: May 25, 2022