Form 10-K
period 2022-07-31
COPART INC
filed 2022-09-27
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant as of January 31, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was $27,584,161,726 based upon the closing sales price reported for such date on the NASDAQ Global Select Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.
As of September 26, 2022, 238,056,756 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, also referred to in this Annual Report on Form 10-K as our Proxy Statement, which will be filed with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of July 31, 2022, have been incorporated by reference in Part III hereof. Except with respect to the information specifically incorporated by reference, the Proxy Statement is not deemed to be filed as a part hereof.

Copart, Inc.
Index to the Annual Report on Form 10-K
For the Fiscal Year Ended July 31, 2022

ii

PART I

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended July 31, 2022, or this Form 10-K, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including forward-looking statements concerning the potential impact of the COVID-19 pandemic on our business, operations, and operating results. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These factors include those listed in Part I, Item 1A under the caption entitled “Risk Factors” in this Form 10-K and those discussed elsewhere in this Form 10-K. Unless the context otherwise requires, references in this Form 10-K to “Copart,” the “Company,” “we,” “us,” or “our” refer to Copart, Inc. We encourage investors to review these factors carefully together with the other matters referred to herein, as well as in the other documents we file with the Securities and Exchange Commission (the “SEC”). We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the SEC. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us.

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

Copart®, BID4U®, CI & Design®, DRIVE Auto Auctions™, 1-800 CAR BUYER®, CA$HFORCARS.COM®, COPART & DESIGN®, VB3 & DESIGN®, VB3®, National Powersports Auctions, NPA, and CrashedToys.com® are trademarks of Copart, Inc. or one of its direct or indirect wholly-owned subsidiaries. This Form 10-K also includes other trademarks of Copart and of other companies.

Overview

We are a leading global provider of online auctions and vehicle remarketing services with operations in the United States (“U.S.”), Canada, the United Kingdom (“U.K.”), Brazil, the Republic of Ireland, Germany, Finland, the United Arab Emirates (“U.A.E.”), Oman, Bahrain, and Spain.

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

Through our VB3 auction platform, our sales process is open to registered buyers (whom we refer to as “members”) anywhere in the world with access to the internet. This technology and model employ a two-step bidding process. The first step is an open preliminary bidding feature that allows members to enter bids over the internet during the preview period. To improve the effectiveness of bidding, the VB3 system lets members see the current high bids on the vehicles they want to purchase. The preliminary bidding step is an open bid format similar to eBay®. Members enter the maximum price they are willing to pay for a vehicle and VB3’s BID4U feature incrementally bids on the vehicle on their behalf during all phases of the auction. Preliminary bidding ends at a specified time prior to the start of a second bidding step, an internet-only virtual auction. This second step allows bidders the opportunity to bid against each other and the high preliminary bidder. The bidders enter bids via the internet in real time while BID4U submits bids for the high preliminary bidder up to their maximum bid. When bidding stops, a countdown is initiated. If no bids are received during the countdown, the vehicle sells to the highest bidder.

We believe our virtual auction platform increases the pool of available buyers for each sale, which brings added competition and an increase in the amount buyers are willing to pay for vehicles. We also believe that it improves the efficiency of our operations by eliminating the expense and capital requirements which would be associated with holding live auctions.

For fiscal 2022, sales of U.S. vehicles, on a unit basis, to members registered outside the state where the vehicle was located accounted for 66.1% of total vehicles sold; of which 29.7% of vehicles were sold to out of state members within the U.S. and 36.4% were sold to International members, based on the IP address utilized during the auction process.

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
•applying technology to enhance operating efficiency through internet bidding, web-based order processing, salvage value quotes, electronic communication with members and sellers, and vehicle imaging.

Historically, we believe our business has grown as a result of (i) acquisitions, (ii) increases in overall volume in the salvage car market, (iii) growth in market share, (iv) increases in the amount of revenue generated per sales transaction resulting from increases in the gross selling price and the addition of value-added services for both members and sellers, and (v) growth in non-insurance company sellers. For fiscal 2022, our revenues were $3.5 billion and our operating income was $1.4 billion.

In fiscal 2020, we opened two new operational facilities in Germany, one new operational facility in Brazil, and three new operational facilities in the U.S.

In fiscal 2021, we opened one new operational facility in Germany, one new operational facility in Spain, ten new operational facilities in the U.S., and acquired an operational facility in Des Moines, Iowa.

In fiscal 2022, we opened one new operational facility in Canada, one new operational facility in Spain, and five new operational facilities in the U.S. As for strategic acquisitions of complementary businesses, we acquired a parts recycler in the U.K. that has four operating facilities. This acquisition is currently undergoing review by the U.K. Competition and Markets Authority (the”CMA”).

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

Most of our vehicles are sold on behalf of insurance companies and are usually vehicles involved in an accident or a natural disaster. Typically, the damaged vehicle is towed to a storage facility or a vehicle repair facility for temporary storage pending insurance company examination. The vehicle is inspected by the insurance company’s adjuster, who estimates the costs of repairing the vehicle and gathers information regarding the damaged vehicle’s mileage, options, and condition in order to estimate its PAV. The adjuster determines whether to pay for repairs or to classify the vehicle as a total loss based upon the adjuster’s estimate of repair costs, vehicle’s salvage value, and the PAV, as well as customer service considerations. If the cost of repair is greater than the PAV less the estimated salvage value, the insurance company generally will classify the vehicle as a total loss. The insurance company will thereafter assign the vehicle to a vehicle auction and remarketing services company, settle with the insured and receive title to the vehicle.

Automobile manufacturers continuously incorporate new standard features, including unibody construction utilizing exotic metals; passenger safety cages with surrounding crumple zones to absorb impacts; plastic and ceramic components; airbags; adaptive headlights; computer and navigation systems; advanced cameras, including backup camera systems; collision warning systems; dynamic cruise control; lane departure warning systems; automatic braking; blind spot detection systems; and electrification of drivetrains. We believe that one effect of these additional features is that newer vehicles involved in accidents are more costly to repair and, accordingly, more likely to be deemed a total loss for insurance purposes.

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

Our Business Segments

Our U.S. and International regions are considered two separate operating segments and are disclosed as two reportable segments. The segments represent geographic areas and reflect how the chief operating decision maker allocates resources and measures results, including total revenues, operating income and income before income taxes. Our revenues for the year ended July 31, 2022 were distributed as follows: U.S. 84.1% and International 15.9%. Geographic information as well as comparative segment revenues and related financial information pertaining to the U.S. and International segments for the years ended July 31, 2022, 2021 and 2020 are presented in the tables in Note 14 — Segments and Other Geographic Reporting, to the Notes to Consolidated Financial Statements, which are included in Part II, Item 8 of this Form 10-K.

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

Transportation Services

In the U.S. and Canada, we perform transportation services through a combination of third-party vehicle transport companies and our fleet of over 350 vehicles. We maintain contracts with third-party vehicle transport companies, which enable us to pick up most of our sellers’ vehicles within 24 hours. Our national network and transportation capabilities provide cost and time savings to our vehicle sellers and offer timely vehicle pick up and prompt response to catastrophes and natural disasters in the U.S. and Canada. In the U.K., we perform transportation services through a combination of our fleet of over 270 vehicles and third-party vehicle transport companies. In Germany, we perform transportation services through our fleet of over 45 vehicles and third-party vehicle transport companies.

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

Copart Recycling

In the U.K., we have six facilities from which the public can purchase parts from salvaged and end-of-life vehicles. In general, the buyer is responsible for detaching the parts from the vehicle and any associated hauling or transportation of the parts after detachment. After the valuable parts have been removed by the buyer, the remaining parts and car body are sold for their scrap value.

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

Virtual Queue

The Virtual Queue, available in multiple languages, secures a place in line while visiting one of our locations. Whether a visitor is at a location to make a payment or preview a vehicle, the Virtual Queue lets them conveniently save their place and receive an estimated wait time, using our mobile application, in the comfort of their own vehicle. We notify them via text message when it is their turn to speak to a customer service agent.

Sales

We process vehicles from hundreds of different vehicle sellers. No single customer accounted for more than 10% of our consolidated revenues for fiscal 2022, 2021, or 2020 and our business does not depend on any particular customer to remain profitable. We obtained 80%, 77%, and 81% of the total number of vehicles processed during fiscal 2022, 2021, and 2020, respectively, from insurance company sellers.

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

Competition

We face significant competition from other remarketers of both salvage and non-salvage vehicles. Against these other vehicle remarketers, we face competition for long-term contractual commitments and various supply agreements with sellers, in addition to competition for the acquisition of vehicle storage facilities. We believe our principal competitors include vehicle auction and sales companies and vehicle dismantlers. These national, regional, and local competitors may have established relationships with vehicle sellers and buyers and may have financial resources that are greater than ours. The largest national or regional vehicle auctioneers in the U.S. include Insurance Auto Auctions, Inc. (“IAA”); KAR Auction Services, Inc. (“KAR”) (including its subsidiary ADESA, Inc.); Manheim, Inc., and ACV Auctions Inc. The largest national dismantler is LKQ Corporation (“LKQ”). LKQ, in addition to trade groups of dismantlers such as the American Recycling Association and the United Recyclers Group, LLC, may purchase salvage vehicles directly from insurance companies, thereby bypassing vehicle remarketing companies entirely. In our International markets, our principal competitors are vehicle auction and sales companies, vehicle dismantlers, and privately held independent remarketers.

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

As of July 31, 2022, we had approximately 9,500 full and part-time employees, of which approximately 70% were located in the U.S. and 30% located within our International segment.

Of the approximately 6,600 full and part-time employees based in the U.S, approximately 48% of them identify as female. We also believe our workforce is ethnically diverse. As of July 31, 2022, our U.S. workforce consisted of approximately 50% individuals identifying as White, 21% as Hispanic or Latino, 15% as Black or African American, 6% as Asian, 3% as two or more races and 5% as not disclosed.

Additionally, of the approximately 711 employees serving in the U.S. in management roles and above, up to and including executives, 67% identify as male and 33% identify as female.

Of the approximately 2,800 employees based within the International segment, approximately 34% of them identify as female. We also believe our workforce is ethnically diverse. As of July 31, 2022, our International workforce consisted of approximately 58% individuals identifying as White, 32% as Asian, 4% as Black or African, 2% as Hispanic or Latino, 1% as Other, and 3% as Not Disclosed.

Additionally, of the approximately 273 employees serving Internationally in management roles and above, up to and including executives, 71% identify as male and 29% identify as female.

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

Our executive compensation structure aligns incentives with our strategic growth objectives, including long-term share price appreciation. In that regard, our executive compensation programs place greater weighting on equity compensation than other forms of compensation offered to all employees. For more details regarding our executive compensation, refer to information incorporated by reference from the information set forth under the captions “Executive Compensation” and “Compensation Discussion and Analysis” in our 2022 Proxy Statement.

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

Environmental Matters

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
Although no single customer accounted for more than 10% of our consolidated revenues for fiscal 2022, 2021, or 2020, a limited number of vehicle sellers historically have collectively accounted for a substantial portion of our revenues. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected revenues in those markets. There can be no assurance that our existing agreements will not be canceled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.
Our expansion into markets outside the U.S., including expansions in Europe, Brazil, and the Middle East expose us to risks arising from operating in international markets. Any failure to successfully integrate businesses acquired or operational capabilities established outside the U.S. could have an adverse effect on our consolidated results of operations, financial position, or cash flows.
We first expanded our operations outside the U.S. in fiscal 2003 with an acquisition in Canada. Subsequently, in fiscal 2007 and fiscal 2008 we made significant acquisitions in the U.K., followed by acquisitions in the U.A.E., Brazil, Germany, and Spain in fiscal 2013, expansions into Bahrain and Oman in fiscal 2015, expansion into the Republic of Ireland and India in fiscal 2016, and an acquisition in Finland in fiscal 2018, and a parts recycler in U.K. in fiscal 2022. In addition, we continue to evaluate acquisitions and other opportunities outside of the U.S. Acquisitions or other strategies to expand our operations outside of the U.S. pose substantial risks and uncertainties that could have an adverse effect on our future operating results. In particular, we may not be successful in realizing anticipated synergies from these acquisitions, or we may experience unanticipated costs or expenses integrating the acquired operations into our existing business. We have and may continue to incur substantial expenses establishing new yards and operations, acquiring buyers and sellers, and implementing shared services capabilities in international markets. Among other things, we plan to ultimately deploy our proprietary auction technologies at all of our foreign operations and we cannot predict whether this deployment will be successful or will result in increases in the revenues or operating efficiencies of any acquired companies relative to their historic operating performance. Integration of our respective operations, including information technology and financial and administrative functions, may not proceed as anticipated and could result in unanticipated costs or expenses such as capital expenditures that could have an adverse effect on our future operating results. We cannot provide any assurance that we will achieve our business and financial objectives in connection with these acquisitions or our strategic decision to expand our operations internationally. For example, although we continue to operate a technology and operations center in India for administrative support, we decided to suspend our salvage operations in India in fiscal 2018, until the Indian market develops in a manner better suited to our business model, which did not have a material effect on our consolidated results of operations and financial position.
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
•    repatriation of funds currently held in foreign jurisdictions to the U.S., which may result in higher effective tax rates;
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
We believe that the implementation of our proprietary auction technologies across our operations had a favorable impact on our results of operations by increasing the size and geographic scope of our buyer base, increasing the average selling price for vehicles sold through our sales, and lowering expenses associated with vehicle sales.
For example, we implemented our online system across all of our U.S., Canada, and U.K. salvage yards between in fiscal 2004 and fiscal 2008 and experienced increases in revenues and average selling prices, as well as improved operating efficiencies in those markets. In considering new markets, we consider the potential synergies from the implementation of our model based in large part on our experience in the U.S., Canada, and the U.K. However, we cannot predict whether these synergies will also be realized in new markets.
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
We seek to increase our sales and profitability through the acquisition of complementary businesses, additional facilities and the development of new facilities. For example, in fiscal 2020, we opened two new operational facilities in Germany, one new operational facility in Brazil, and three new operational facilities in the U.S. In fiscal 2021, we opened one new operational facility in Germany, one new operational facility in Spain, ten new operational facilities in the U.S., and acquired an operational facility in Des Moines, Iowa. In fiscal 2022, we opened one new operational facility in Canada, one new operational facility in Spain, and five new operational facilities in the U.S. As for strategic acquisitions of complementary businesses, we acquired National Powersport Auctions in fiscal 2017, and in fiscal 2022 we acquired Hills Motors (“Hills”) a used, or “green” parts recycler in the U.K. that has four operating facilities. The Hills acquisition is currently undergoing review by the CMA. Acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers, the availability of affordable financing in the capital markets and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approvals on acceptable terms. There can be no assurance that we will be able to:
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
In addition to using independent subhaulers, in the U.S. and the U.K. we utilize a fleet of company trucks to pick up and deliver vehicles from our storage facilities in those geographies. In connection therewith, we are subject to the risks associated with providing trucking services, including but not limited to inclement weather, disruptions in transportation infrastructure, accidents and related injury claims, availability and price of fuel, any of which could result in an increase in our operating expenses and reduction in our net income.
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
Mild weather conditions tend to result in a decrease in the available supply of salvage vehicles because traffic accidents decrease and fewer automobiles are damaged. Accordingly, mild weather can have an adverse effect on our salvage vehicle supply, only a portion of which are referred to as inventory, which would be expected to have an adverse effect on our revenue and operating results and related growth rates. Conversely, our salvage vehicle supply will tend to increase in poor weather such as a harsh winter or as a result of adverse weather-related conditions such as flooding. During periods of mild weather conditions, our ability to increase our revenues and improve our operating results and related growth will be increasingly dependent on our ability to obtain additional vehicle sellers and to compete more effectively in the market, each of which is subject to the other risks and uncertainties described in these sections. In addition, extreme weather conditions, although they increase the available supply of salvage cars, can have an adverse effect on our operating results. For example, during fiscal 2022, we recognized substantial additional costs associated with Hurricane Ida. Weather events have had, in certain quarters, an adverse effect on our operating results, in part because of yard capacity constraints in the impacted areas of the U.S. These additional costs were characterized as “abnormal” under ASC 330, Inventory, and included premiums for subhaulers, payroll, equipment, and facilities expenses directly related to the operating conditions created by the hurricanes. In the event that we were to again experience extremely adverse weather or other anomalous conditions that result in an abnormally high number of salvage vehicles in one or more of our markets, those conditions could have an adverse effect on our future operating results.
If we lose key management or are unable to attract and retain the talent required for our business, we may not be able to successfully manage our business or achieve our objectives.
Our future success depends in large part upon the leadership and performance of our executive management team, all of whom are employed on an at-will basis and none of whom are subject to any agreements not to compete. If we lose the service of one or more of our executive officers or key employees, in particular Willis J. Johnson, our Chairman, and A. Jayson Adair and Jeffrey Liaw, our Co-Chief Executive Officers, or if one or more of these executives decide to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives.
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
We face significant competition for the supply of salvage and other vehicles and for the buyers of those vehicles. We believe our principal competitors include other auction and vehicle remarketing service companies with whom we compete directly in obtaining vehicles from insurance companies and other sellers, and large vehicle dismantlers, who may buy salvage vehicles directly from insurance companies, bypassing the salvage sales process. Many of the insurance companies have established relationships with competitive remarketing companies and large dismantlers. Certain of our competitors may currently or in the future have greater financial resources than we do. Due to the limited number of vehicle sellers, particularly in the U.K., and other foreign markets, the absence of long-term contractual commitments between us and our sellers and the increasingly competitive market environment, there can be no assurance that our competitors will not gain market share at our expense.
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
In addition, certain acquisitions in the U.K. may be reviewed by the CMA. If an inquiry is made by the CMA, we may be required to demonstrate that our acquisitions will not result, or be expected to result, in a substantial lessening of competition in the U.K. market. Although we believe that there will not be a substantial lessening of competition in the U.K. market, based on our analysis of the relevant U.K. markets, there can be no assurance that the CMA will agree with us if it decides to make an inquiry. If the CMA determines that by our acquisitions of certain assets, there is or likely will be a substantial lessening of competition in the U.K. market, we could be required to divest some portion of our U.K. assets. In the event of a divestiture order by the CMA, the assets disposed may be sold for substantially less than their carrying value. Accordingly, any divestiture could have a material adverse effect on our operating results in the period of the divestiture.
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
We are subject to federal, state and international laws, directives, and regulations relating to the collection, use, retention, disclosure, security, and transfer of personal data. These laws, directives, and regulations, and their interpretation and enforcement continue to evolve and may be inconsistent from jurisdiction to jurisdiction. For example, the General Data Protection Regulation (“GDPR”), which went into effect in the European Union on May 25, 2018, applies to all of our activities conducted from an establishment in the European Union and may also apply to related products and services that we offer to European Union users. Similarly, the California Consumer Privacy Act, or AB375 (“CCPA”), the California Privacy Act

(“CPRA”), the Colorado Privacy Act (“CPA”), the Virginia Consumer Data Protection Act (“VCDPA”) and the Brazilian General Data Protection Law (“LGPD”), were also recently enacted and became effective in 2020 and these laws create new data privacy rights for individuals. Complying with the GDPR, the CCPA, the CPRA, the CPA, the VCDPA, the LGPD, and similar emerging and changing privacy and data protection requirements may cause us to incur substantial costs or require us to change our business practices. Noncompliance with our legal obligations relating to privacy and data protection could result in penalties, legal proceedings by governmental entities or others, and significant legal and financial exposure and could affect our ability to retain and attract customers. Any of the risks described above could adversely affect our consolidated results of operations and financial position.
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
We are subject to taxation at the federal, state, provincial, and local levels in the U.S., the U.K., and various other countries and jurisdictions in which we operate, including income taxes, sales taxes, value-added (“VAT”) taxes, and similar taxes and assessments. The laws and regulations related to tax matters are extremely complex and subject to varying interpretations. Although we believe our tax positions are reasonable, we are subject to audit by the Internal Revenue Service, “IRS”, in the United States, HM Revenue and Customs in the United Kingdom, state tax authorities in the states in which we operate, and other similar tax authorities in international jurisdictions. We have been subject to audits and challenges from applicable federal, state, or foreign tax authorities in the past, and may be subject to similar audits and challenges in the future. While we believe we comply with all applicable tax laws, rules, and regulations in the relevant jurisdictions, tax authorities may elect to audit us and determine that we owe additional taxes, which could result in a significant increase in our liabilities for taxes, interest, and penalties in excess of our accrued liabilities.
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
For example on August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 which includes changes to the U.S. corporate income tax system, including a 15% minimum tax based on “adjusted financial statement income” for certain large corporations which will not be effective until fiscal year 2024 and a 1% excise tax on share repurchases after December 31, 2022. We are currently assessing the potential impact of these legislative changes.
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
•    variations in vehicle accident rates;
•variations in total loss frequency rates;
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
Our executive officers, directors and their affiliates beneficially own, in the aggregate, more than 11% of our issued and outstanding common stock as of July 31, 2022. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.
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
Macroeconomic factors such as high fuel prices, declines in commodity prices, fluctuations in used car prices, and vehicle-related technological advances may have an adverse effect on our revenues and operating results, as well as our earnings growth rates.
Macroeconomic factors that affect oil prices and the automobile and commodity markets can have adverse effects on our revenues, revenue growth rates (if any), and operating results. Significant increases in the cost of fuel could lead to a reduction in miles driven per car and a reduction in accident rates. A material reduction in accident rates, whether due to, among other things, a reduction in miles driven per car, vehicle-related technological advances such as accident avoidance systems and, to the extent widely adopted, the advent of autonomous vehicles, could have a material impact on revenue growth. Similarly, a reduction in total loss frequency rates, due to among other things, sharp increases in used car prices that make it less economical for insurance company sellers to declare a vehicle involved in an accident a total loss, could also have a material impact on revenue growth. In addition, under our Percentage Incentive Program contracts, which we refer to as PIP, the cost of transporting the vehicle to one of our facilities is included in the PIP fee. We may incur increased fees, which we may not be able to pass on to our vehicle sellers. A material increase in transportation rates could have a material impact on our operating results. Volatility in fuel, commodity, and used car prices could have a material adverse effect on our revenues and revenue growth rates in future periods.
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

Item 1B.    Unresolved Staff Comments

None.

Item 2.        Properties

Our corporate headquarters are located in Dallas, Texas. In the U.S., we own or lease facilities in every state except Vermont. In Canada, we own or lease facilities in the provinces of Ontario, Quebec, Alberta, Nova Scotia, British Columbia, Newfoundland, and New Brunswick. In the U.K., we own or lease twenty two operating facilities. In Brazil, we own or lease fourteen operating facilities. In the Republic of Ireland, we own one operating facility. In the U.A.E., Oman, and Bahrain, we lease one operating facility in each country. In Finland, we own or lease four operating facilities. In Germany, we operate an online platform and own or lease eleven operating facilities. In Spain, we operate an online platform, own one operating facility and lease four additional storage locations. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and additional offices on commercially acceptable terms.

Item 3.        Legal Proceedings
For a discussion of Legal Proceedings that affect us, refer to the Notes to Consolidated Financial Statements, Note 15 — Commitments and Contingencies included in Part IV, Item 16 of this report.

Item 4.        Mine Safety Disclosure

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of July 31, 2022, there were 238,040,974 shares of our common stock issued and outstanding. Our common stock has been quoted on the NASDAQ Global Select Market under the symbol “CPRT” since March 17, 1994. As of September 26, 2022, we had 765 holders of record of our common stock. On July 31, 2022, the last reported sale price of our common stock on the NASDAQ Global Select Market was $128.10 per share.

Repurchases of Our Common Stock

On September 22, 2011, our Board of Directors approved an 80 million share increase in the stock repurchase program, bringing the total current authorization to 196 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. For fiscal 2022, 2021, and 2020, we did not repurchase any shares of our common stock under the program. As of July 31, 2022, the total number of shares repurchased under the program was 114,549,198, and 81,450,802 shares were available for repurchase under our program.

In fiscal 2020, our Chief Executive officer now Co-CEO exercised all of his vested stock options through a cashless exercise. In fiscal 2021, certain employees exercised stock options through a cashless exercise. In fiscal 2022, no employees exercised stock options through a cashless exercise. A portion of the options exercised were net settled in satisfaction of the exercise price. We remitted $0.0 million, $3.8 million, and $101.3 million during the years ended July 31, 2022, 2021 and 2020, respectively, to the proper taxing authorities in satisfaction of the employees’ statutory withholding requirements.

The exercised stock options, utilizing a cashless exercise, are summarized in the following table:

Period	Options Exercised	Weighted Average Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes (1)	Net Shares to Employees	Weighted Average Share Price for Withholding	Employee Stock-Based Tax Withholding (in 000s)
FY 2020—Q1	4,000,000	$17.81	865,719	1,231,595	1,902,686	$82.29	$101,348
FY 2021—Q4	90,000	17.73	12,366	29,349	48,285	129.01	3,786
FY 2022	—	—	—	—	—	—	—
(1)Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against our stock repurchase program.

Dividend Policies

We have not paid a cash dividend since becoming a public company in 1994. We currently intend to retain any earnings for use in our business. The Credit Agreement to which we are a party contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, pay dividends, subject to certain exceptions. For further detail see Notes to Consolidated Financial Statements, Note 9 — Long-Term Debt and Note 12 — Stockholders’ Equity and under the subheadings “Credit Agreement” and “Note Purchase Agreement” in the Liquidity and Capital Resources sections of this Annual Report on Form 10-K.

Issuances of Unregistered Securities

There were no issuances of unregistered securities in the year ended July 31, 2022.

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

The following is a line graph comparing the cumulative total return to stockholders of our common stock at July 31, 2022 since July 31, 2017, to the cumulative total return over such period of (i) the NASDAQ Composite Index, (ii) the NASDAQ Industrial Index, and (iii) the S&P 500 Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Copart, Inc., the NASDAQ Composite Index,
the NASDAQ Industrial Index, and the S&P 500 Index

$600
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
7/17
7/18
7/19
7/20
7/21
7/22
Copart, Inc.
NASDAQ Composite
NASDAQ Industrial
S&P 500 Index

	Fiscal Year Ended July 31,
	2017	2018	2019	2020	2021	2022
Copart, Inc.	$100.00	$182.25	$246.21	$296.13	$466.81	$406.80
NASDAQ Composite	$100.00	$122.13	$131.59	$174.72	$240.30	$204.37
NASDAQ Industrial	$100.00	$104.12	$104.79	$143.13	$190.28	$164.05
S&P 500 Index	$100.00	$116.24	$125.52	$140.53	$191.75	$182.85
*    Assumes that $100.00 was invested on July 31, 2017 in our common stock, in the NASDAQ Composite Index, the NASDAQ Industrial Index, and the S&P 500 Index and that all dividends were reinvested. No dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.
    Copyright© 2022 Standard & Poor's, a division of S&P Global. All rights reserved.

Item 6.        Reserved

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended July 31, 2022, or this Form 10-K, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including forward-looking statements concerning the potential impact of the COVID-19 pandemic on our business, operations, and operating results. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These factors include those listed in Part I, Item 1A under the caption entitled “Risk Factors” in this Form 10-K and those discussed elsewhere in this Form 10-K. Unless the context otherwise requires, references in this Form 10-K to “Copart,” the “Company,” “we,” “us,” or “our” refer to Copart, Inc. We encourage investors to review these factors carefully together with the other matters referred to herein, as well as in the other documents we file with the Securities and Exchange Commission (the “SEC”). We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the SEC. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us.

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

Overview

We are a leading global provider of online auctions and vehicle remarketing services with operations in the United States (“U.S.”), Canada, the United Kingdom (“U.K.”), Brazil, the Republic of Ireland, Germany, Finland, the United Arab Emirates (“U.A.E.”), Oman, Bahrain, and Spain.

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

Our revenue is impacted by several factors, including total loss frequency and the average vehicle auction selling price, as a significant amount of our service revenue is associated in some manner with the ultimate selling price of the vehicle. Vehicle auction selling prices are driven primarily by: (i) market demand for rebuildable, driveable vehicles; (ii) used car pricing, which we also believe has an impact on total loss frequency; (iii) end market demand for recycled and refurbished parts as reflected in demand from dismantlers; (iv) the mix of cars sold; (v) changes in the U.S. dollar exchange rate to foreign currencies, which we believe has an impact on auction participation by international buyers; and; (vi) changes in commodity prices, particularly the per ton price for crushed car bodies, as we believe this has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling. We cannot specifically quantify the financial impact that commodity pricing, used car pricing, and product sales mix has on the selling price of vehicles, our service revenues, or financial results. Total loss frequency is the percentage of cars involved in accidents that insurance companies salvage rather than repair and is driven by the relationship between repair costs, used car values, and auction returns. Over the past 30 years we believe there has been an increase in overall growth in the salvage market driven by an increase in total loss frequency. This increase in total loss frequency may have been driven by changes in used car values and repair costs over the same long-term horizon, which we believe are generally trending upward. Recently we have noted fluctuations in total loss frequency. Nonetheless, we believe the long-term trend of increases in total loss frequency will continue. In the near term changes in used car prices and repair cost, may tend to reduce total loss frequency and thereby affect our growth rate. Used car values are determined by many factors, including used car supply, which is tied directly to new car sales, and the average age of cars on the road. The average age of cars on the road has continued to increase, growing from 9.6 years in 2002 to 12.2 years in 2022. Repair costs are generally based on damage severity, vehicle complexity, repair parts availability, repair parts costs, labor costs, and repair shop lead times. The factors that can influence repair costs, used car pricing, and auction returns are many and varied and we cannot predict their movements with precision.

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

Other (Expense) Income: Other (expense) income consists primarily of interest expense on long-term debt, see Notes to Consolidated Financial Statements, Note 9 — Long-Term Debt; foreign exchange rate gains and losses; gains and losses from the disposal of assets, which will fluctuate based on the nature of these activities each period; and earnings from unconsolidated affiliates.

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

The following tables set forth operational facilities that we have opened and are now operational from August 1, 2019 through July 31, 2022:

United States Locations	Date
Fort Wayne, Indiana	February 2020
Concord, North Carolina	March 2020
Salt Lake City, Utah	May 2020
Redding, California	August 2020
Dothan, Alabama	August 2020
Jacksonville, Florida	August 2020
Milwaukee, Wisconsin	September 2020
Houston, Texas	December 2020
Knightdale, North Carolina	March 2021
Gastonia, North Carolina	May 2021
Bismarck, North Dakota	June 2021
Fairburn, Georgia	July 2021
Dyer, Indiana	July 2021
Mobile South, Alabama	August 2021
Madison, Wisconsin	October 2021
Augusta, Georgia	April 2022
Milwaukee South, Wisconsin	May 2022
Punta Gorda, Florida	June 2022

International Locations	Geographic Service Area	Date
Niederlehme, Brandenburg (Berlin)	Germany	November 2019
Pilsting, Bavaria (Munich)	Germany	December 2019
São Paulo, São Paulo	Brazil	May 2020
Bruchmühlbach-Miesau, Rhineland-Palatinate (Mannheim)	Germany	February 2021
Mallorca, Balearic Islands	Spain	April 2021
Halifax, Novia Scotia	Canada	April 2022
Barcelona, Spain	Spain	September 2021

The following table sets forth the operational facilities obtained through business acquisitions from August 1, 2019 through July 31, 2022:

Locations	Geographic Service Area	Date
Des Moines, Iowa	United States	July 2021
Skelmersdale, England	United Kingdom	July 2022
Dumfries, England	United Kingdom	July 2022

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

Results of Operations

The following table shows certain data from our consolidated statements of income expressed as a percentage of total service revenues and vehicle sales for fiscal 2022, 2021 and 2020:

	Year Ended July 31,
(In percentages)	2022	2021	2020
Service revenues and vehicle sales:
Service revenues	81%	85%	88%
Vehicle sales	19%	15%	12%
Total service revenues and vehicle sales	100%	100%	100%
Operating expenses:
Yard operations	37%	37%	44%
Cost of vehicle sales	17%	13%	10%
General and administrative	7%	8%	9%
Total operating expenses	61%	58%	63%
Operating income	39%	42%	37%
Total other expense	(1)%	(1)%	(1)%
Income before income taxes	38%	41%	36%
Income tax expense	7%	6%	4%
Net income	31%	35%	32%

Comparison of Fiscal Years ended July 31, 2022, 2021 and 2020

The following table presents a comparison of service revenues for fiscal 2022, 2021 and 2020:

	Year Ended July 31,			2022 vs. 2021		2021 vs. 2020
(In thousands)	2022	2021	2020	Change	% Change	Change	% Change
Service revenues
United States	$2,533,165	$2,017,504	$1,714,724	$515,661	25.6%	$302,780	17.7%
International	319,875	274,363	232,416	45,512	16.6%	41,947	18.0%
Total service revenues	$2,853,040	$2,291,867	$1,947,140	$561,173	24.5%	$344,727	17.7%

Service Revenues. The increase in service revenues for fiscal 2022 of $561.2 million, or 24.5% as compared to fiscal 2021 came from (i) an increase in the U.S. of $515.7 million, and (ii) an increase in International of $45.5 million. The growth in the U.S. was driven primarily by (i) an increase in revenue per car partially driven by the scarcity of vehicles due to global supply chain disruptions and (ii) an increase in volume resulting from higher miles driven due to the reopening of the United States economy. Excluding the unfavorable impact of $8.3 million due to changes in foreign currency exchange rates, primarily from the change in the British pound and European Union euro to U.S. dollar exchange rates net against favorable change in Brazilian real to U.S. dollar exchange, the growth in International was driven primarily by an increase in revenue per car partially driven by the scarcity of vehicles due to global supply chain disruptions and an increase in volume resulting from higher miles driven due to the reopening of the International economies.

The following table presents a comparison of vehicle sales for fiscal 2022, 2021 and 2020:

	Year Ended July 31,			2022 vs. 2021		2021 vs. 2020
(In thousands)	2022	2021	2020	Change	% Change	Change	% Change
Vehicle sales
United States	$411,985	$254,568	$145,962	$157,417	61.8%	$108,606	74.4%
International	235,896	146,076	112,481	89,820	61.5%	33,595	29.9%
Total vehicle sales	$647,881	$400,644	$258,443	$247,237	61.7%	$142,201	55.0%

Vehicle Sales. The increase in vehicle sales for fiscal 2022 of $247.2 million, or 61.7% as compared to fiscal 2021 came from (i) an increase in the U.S. of $157.4 million and (ii) an increase in International of $89.8 million. The increase in the U.S. was primarily the result of increased volume and higher average auction selling prices, which we believe was due to a change in the mix of vehicles sold, increased demand and reduced supply. Excluding an unfavorable impact of $13.9 million due to changes in foreign currency exchange rates, primarily from the unfavorable change in the British pound and European Union euro to the U.S. dollar exchange rate, the increase in International was primarily the result of higher average auction selling prices and an increase in volume resulting from higher miles driven due to the reopening of the International economies and restrictions within the global supply chain for automobiles.

The following table presents a comparison of yard operations expense for fiscal 2022, 2021 and 2020:

	Year Ended July 31,			2022 vs. 2021		2021 vs. 2020
(In thousands)	2022	2021	2020	Change	% Change	Change	% Change
Yard operations expenses
United States	$1,123,986	$849,037	$828,066	$274,949	32.4%	$20,971	2.5%
International	185,511	154,255	144,421	31,256	20.3%	9,834	6.8%
Total yard operations expenses	$1,309,497	$1,003,292	$972,487	$306,205	30.5%	$30,805	3.2%

Yard operations expenses, excluding depreciation and amortization
United States	$1,022,647	$761,021	$760,043	$261,626	34.4%	$978	0.1%
International	168,937	141,354	135,445	27,583	19.5%	5,909	4.4%

Yard depreciation and amortization
United States	$101,340	$88,016	$68,023	$13,324	15.1%	$19,993	29.4%
International	16,573	12,901	8,976	3,672	28.5%	3,925	43.7%

Yard Operations Expenses. The increase in yard operations expenses for fiscal 2022 of $306.2 million, or 30.5% as compared to fiscal 2021 resulted from (i) an increase in the U.S. of $274.9 million, and (ii) increase in international of $31.3 million. Excluding depreciation and amortization, the increase in the U.S. compared to the same period last year relates to an increase in volume as a result of the reopening of the United States economy combined with an increase in the cost to process each car. The increase in cost to process each car was driven by increased subhaul costs, and labor costs, combined with an increase in premiums for catastrophic event related to subhaul, labor costs incurred from overtime, and increased travel, lodging, and equipment lease cost associated with Hurricane Ida. The increase in International was primarily driven by the increase in volume following the reopening of economies and the increase in subhaul and fuel costs and combined with an favorable impact of $6.0 million due to a positive change in British pound and European Union euro to U.S. dollar exchange rate net against the unfavorable changes in the Brazilian real to U.S. dollar exchange rate. Included in yard operations expenses were depreciation and amortization expenses with increase year over year from depreciating new and expanded facilities placed into service in the U.S. and International locations.

The following table presents a comparison of cost of vehicle sales for fiscal 2022, 2021 and 2020:

	Year Ended July 31,			2022 vs. 2021		2021 vs. 2020
(In thousands)	2022	2021	2020	Change	% Change	Change	% Change
Cost of vehicle sales
United States	$380,928	$227,365	$135,095	$153,563	67.5%	$92,270	68.3%
International	204,275	118,763	90,199	85,512	72.0%	28,564	31.7%
Total cost of vehicle sales	$585,203	$346,128	$225,294	$239,075	69.1%	$120,834	53.6%

Cost of Vehicle Sales. The increase in cost of vehicle sales for fiscal 2022 of $239.1 million, or 69.1% as compared to fiscal 2021 was the result of (i) an increase in the U.S. of $153.6 million and (ii) an increase in International of $85.5 million. The increase in the U.S. was primarily the result of increased volume and higher average purchase prices, which we believe was due to a change in the mix of vehicles sold, increased demand; and reduced supply. Excluding the favorable impact of $12.8 million due to changes in foreign currency exchange rates, primarily from the a positive change in the British pound and European Union euro to U.S. dollar exchange rate, the increase in International was primarily the result of higher average purchase prices and an increase in volume, which we believe was due to a change in the mix of vehicles sold, increased demand; and reduced supply.

The following table presents a comparison of general and administrative expenses for fiscal 2022, 2021 and 2020:

	Year Ended July 31,			2022 vs. 2021		2021 vs. 2020
(In thousands)	2022	2021	2020	Change	% Change	Change	% Change
General and administrative expenses
United States	$192,667	$172,115	$154,346	$20,552	11.9%	$17,769	11.5%
International	38,557	34,550	37,357	4,007	11.6%	(2,807)	(7.5)%
Total general and administrative expenses	$231,224	$206,665	$191,703	$24,559	11.9%	$14,962	7.8%

General and administrative expenses, excluding depreciation and amortization
United States	$173,371	$152,366	$131,551	$21,005	13.8%	$20,815	15.8%
International	37,781	33,245	35,761	4,536	13.6%	(2,516)	(7.0)%

General and administrative depreciation and amortization
United States	$19,295	$19,749	$22,795	$(454)	(2.3)%	$(3,046)	(13.4)%
International	777	1,305	1,596	(528)	(40.5)%	(291)	(18.2)%

General and Administrative Expenses. The increase in general and administrative expenses for fiscal 2022 of $24.6 million, or 11.9% as compared to fiscal 2021 came primarily from (i) an increase in the U.S. of $20.6 million, and (ii) an increase in International of $4.0 million. The increase in the U.S. of $21.0 million resulted from increases in stock compensation, labor costs, legal costs, and travel costs. The decrease in depreciation and amortization expenses resulted primarily from fully depreciating certain intangible and technology assets in the U.S. and International locations. Excluding depreciation and amortization, the increase in International resulted primarily higher labor costs and increased legal costs including a favorable impact of $1.5 million due to changes in foreign currency exchange rates, primarily from the change in the British pound, and European Union euro to U.S. dollar exchange rate, net against unfavorable changes in the Brazilian real to U.S. dollar exchange rate.

The following table summarizes total other expenses and income taxes for fiscal 2022, 2021 and 2020:

	Year Ended July 31,			2022 vs. 2021		2021 vs. 2020
(In thousands)	2022	2021	2020	Change	% Change	Change	% Change
Total other expenses	(34,043)	(14,580)	(15,260)	(19,463)	(133.5)%	680	4.5%
Income taxes	250,824	185,351	100,932	65,473	35.3%	84,419	83.6%

Other Expenses. The increase in total other expenses for fiscal 2022 of $19.5 million, or 133.5% as compared to fiscal 2021 was primarily due to costs associated with a one time extinguishment of debt of $16.7 million in the period and an increase in currency losses.

Income Taxes. Our effective income tax rates were 18.7% and 16.5%, for fiscal 2022 and 2021, respectively. The current and prior year’s effective tax rate was computed based on the U.S. federal statutory tax rate of 21.0%. The effective tax rate for fiscal year ending July 31, 2022 was unfavorably impacted by $8.2 million of discrete tax adjustments made in connection with finalizing our fiscal year 2021 tax return. The effective tax rate for fiscal year ending July 31, 2021 was favorably impacted by $17.0 million of discrete tax adjustments made in connection with finalizing our fiscal year 2020 tax return.. The effective tax rates in the current and prior year were also impacted by the recognition of excess tax benefits from the exercise of employee stock options of $14.3 million and $29.8 million for fiscal years 2022 and 2021, respectively.

Discussion of Fiscal Year ended July 31, 2021 compared to Fiscal Year ended July 31, 2020

For a discussion of fiscal 2021 as compared to fiscal 2020, please refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended July 31, 2021, filed with the SEC on September 27, 2021.

Liquidity and Capital Resources

The following table presents a comparison of key components of our liquidity and capital resources for fiscal 2022, 2021 and 2020, excluding additional funds available to us through our Revolving Loan Facility:

	July 31,			2022 vs. 2021		2021 vs. 2020
(In thousands)	2022	2021	2020	Change	% Change	Change	% Change
Cash, cash equivalents, and restricted cash	$1,384,236	$1,048,260	$477,718	$335,976	32.1%	$570,542	119.4%
Working capital	1,761,566	1,281,580	607,715	479,986	37.5%	673,865	110.9%

	Year Ended July 31,			2022 vs. 2021		2021 vs. 2020
(In thousands)	2022	2021	2020	Change	% Change	Change	% Change
Operating cash flows	$1,176,683	$990,891	$917,885	$185,792	18.7%	$73,006	8.0%
Investing cash flows	(442,310)	(465,466)	(601,208)	23,156	5.0%	135,742	22.6%
Financing cash flows	(382,693)	40,922	(27,414)	(423,615)	1,035.2%	68,336	249.3%

Capital expenditures, excluding acquisitions	$(337,448)	$(462,996)	$(591,972)	$125,548	27.1%	$128,976	21.8%
Acquisitions	(106,604)	(5,000)	(11,702)	(101,604)	(2,032.1)%	6,702	57.3%

Cash, cash equivalents, and restricted cash and working capital increased $336.0 million and $480.0 million at July 31, 2022, respectively, as compared to July 31, 2021. Cash, cash equivalents, and restricted cash increased primarily due to cash generated from operations and proceeds from stock option exercises, partially offset by capital expenditures the retirement of 100% of the Senior Notes under the Note Purchase Agreement. Working capital increased primarily from cash generated from operations and timing of cash receipts and payments, partially offset by capital expenditures and certain income tax benefits related to stock option exercises. Cash equivalents consisted of bank deposits, certificates of deposit, U.S. Treasury Bills, and funds invested in money market accounts, which bear interest at variable rates.

Historically, we have financed our growth through cash generated from operations, public offerings of common stock, equity issued in conjunction with certain acquisitions, and debt financing. Our primary source of cash generated by operations is from the collection of service fees and reimbursable advances from the proceeds of vehicle sales. We expect to continue to use cash flows from operations to finance our working capital needs and to develop and grow our business. In addition to our stock repurchase program, we are considering a variety of alternative potential uses for our remaining cash balances and our cash flows from operations. These alternative potential uses include additional stock repurchases, the payment of dividends, and acquisitions. For further detail, see Notes to Consolidated Financial Statements, Note 9 — Long-Term Debt and Note 12 — Stockholders’ Equity and under the subheadings “Credit Agreement” and “Note Purchase Agreement” below.

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

We believe that our currently available cash and cash equivalents and cash generated from operations will be sufficient to satisfy our operating and working capital requirements the foreseeable future. We expect to acquire or develop additional locations and expand some of our current facilities in the foreseeable future. We may be required to raise additional cash through drawdowns on our Revolving Loan Facility or issuance of additional equity to fund this expansion. Although the timing and magnitude of growth through expansion and acquisitions are not predictable, the opening of new greenfield yards is contingent upon our ability to locate property that (i) is in an area in which we have a need for more capacity; (ii) has adequate size given the capacity needs; (iii) has the appropriate shape and topography for our operations; (iv) is reasonably close to a major road or highway; and (v) most importantly, has the appropriate zoning for our business.

As of July 31, 2022, $96.7 million of the $1.4 billion of cash, cash equivalents, and restricted cash was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., the repatriation of these funds could still be subject to the foreign withholding tax following the U.S. Tax Reform. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not require repatriation to fund our U.S. operations.

Net cash provided by operating activities increased for fiscal 2022 as compared to fiscal 2021 due to improved cash operating results primarily from an increase in service and vehicle sales revenues, partially offset by an increase in yard operations and general and administrative expenses, and changes in operating assets and liabilities. The change in operating assets and liabilities was primarily the result of an increase in funds received in accounts receivable of $29.8 million and a increase in cash generated from the sale of inventory of $13.8 million, partially offset by net income taxes receivable of $36.6 million primarily related to excess tax benefits from stock option exercises and an investment in solar investment tax credit, and decreases in funds used to pay accounts payable of $8.3 million.

Net cash used in investing activities decreased for fiscal 2022 as compared to fiscal 2021 due primarily to decreases in capital expenditures net against an increase in acquisitions and proceeds from the sale of assets. Our capital expenditures are primarily related to acquiring land, opening and improving facilities, capitalized software development costs for new software for internal use and major software enhancements, acquiring yard equipment, and lease buyouts of certain facilities. We continue to develop, expand, and invest in new and existing facilities and standardize the appearance of existing locations. As of July 31, 2022, we have no material non-cancelable commitments for future capital expenditures. Capitalized software development costs were $12.0 million, $13.6 million, and $13.2 million for fiscal 2022, 2021 and 2020, respectively. If, at any time it is determined that capitalized software provides a reduced economic benefit, the unamortized portion of the capitalized development costs will be impaired. See Notes to Consolidated Financial Statements, Capitalized Software Costs in Note 1 — Summary of Significant Accounting Policies.

Net cash used in financing activities increased in fiscal 2022 as compared to fiscal 2021 due primarily to lower payments for employee stock-based tax withholdings as discussed in further detail under the subheading “Stock Repurchases” and the Notes to Consolidated Financial Statements, Note 12 — Stockholders’ Equity and the retirement of 100% of the Senior Notes under the Note Purchase Agreement as discussed in, Note 9 — Long-Term Debt, partially offset by a decrease in proceeds from the exercise of stock options.

For a discussion of fiscal 2021 as compared to fiscal 2020, please refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended July 31, 2021, filed with the SEC on September 27, 2021.

Stock Repurchases

On September 22, 2011, our Board of Directors approved an 80 million share increase in the stock repurchase program, bringing the total current authorization to 196 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. For fiscal 2022, 2021 and 2020, we did not repurchase any shares of our common stock under the program. As of July 31, 2022, the total number of shares repurchased under the program was 114,549,198 and 81,450,802 shares were available for repurchase under our program.

In fiscal 2020, our Chief Executive Officer (now Co-CEO) exercised all of his vested stock options through a cashless exercise. In fiscal 2021, certain employees exercised stock options through a cashless exercise. In fiscal 2022, no employees exercised stock options through a cashless exercise. A portion of the options exercised were net settled in satisfaction of the exercise price. We remitted $0.0 million, $3.8 million, and $101.3 million during the years ended July 31, 2022, 2021 and 2020, respectively, to the proper taxing authorities in satisfaction of the employees’ statutory withholding requirements.

The exercised stock options, utilizing a cashless exercise, are summarized in the following table:

Period	Options Exercised	Weighted Average Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes (1)	Net Shares to Employees	Weighted Average Share Price for Withholding	Employee Stock-Based Tax Withholding (in 000s)
FY 2020—Q1	4,000,000	$17.81	865,719	1,231,595	1,902,686	$82.29	$101,348
FY 2021—Q4	90,000	17.73	12,366	29,349	48,285	129.01	3,786
FY 2022	—	—	—	—	—	—	—
(1)Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against our stock repurchase program.

Credit Agreement

On July 21, 2020, we entered into a First Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, Truist Bank (as successor by merger to Suntrust Bank), BMO Harris Bank N.A., Santander Bank, N.A., and Bank of America, N.A., as administrative agent (as amended from time to time, the “Credit Agreement”), bringing the aggregate principal amount of the revolving credit commitments under the Credit Agreement ( the “Revolving Loan Facility”) to $1,050.0 million.

On December 21, 2021, we entered into a Second Amended and Restated Credit Agreement by and among Copart, certain subsidiaries of Copart party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent (the “Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement amends and restates certain terms of the First Amended and Restated Credit Agreement, dated as of July 21, 2020, by and among Copart, the lenders party thereto, and Bank of America, N.A., as administrative agent (as successor in interest to Wells Fargo Bank, National Association) (the “Existing Credit Agreement”). The Second Amended and Restated Credit Agreement provides for, among other things, (a) an increase in the secured revolving credit commitments by $200.0 million, bringing the aggregate principal amount of the revolving credit commitments under the Second Amended and Restated Credit Agreement (the “Revolving Loan Facility”) to $1,250.0 million, (b) an increase in the letter of credit sublimit from $60.0 million to $100.0 million, (c) addition of Copart UK Limited, CPRT GmbH and Copart Autos España, S.L.U., each a wholly-owned direct or indirect foreign subsidiary of Copart, as borrowers, (d) addition of the ability to borrow under the Second and Amended and Restated Credit Agreement in certain foreign currencies including Pounds Sterling, Euro and Canadian Dollars, (e) extension of the maturity date of the revolving credit facility under the Existing Credit Agreement from July 21, 2023 to December 21, 2026, (f) replacing the LIBOR interest rate applicable to U.S. Dollar denominated borrowings with a Secured Overnight Financing Rate (”SOFR”) interest rate, and (g) changing the pricing levels with respect to the revolving loans as further described below.

We had no outstanding borrowings under the Revolving Loan Facility as of July 31, 2022 or 2021. The Credit Agreement contains customary affirmative and negative covenants and we were in compliance with all covenants related to the Credit Agreement as of July 31, 2022.

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

On May 24, 2022, the Company retired 100% of the Senior Notes. The Company paid $420.6 million to retire the Senior Notes which included an additional $16.8 million make-whole payment, to the holders of the Senior Notes, and $3.8 million in accrued interest.

For further detail on both the Credit Agreement and Note Purchase Agreement, see Notes to Consolidated Financial Statements, Note 9 — Long-Term Debt .

Off-Balance Sheet Arrangements

As of July 31, 2022, we had no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

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

No provision for returns has been established, as all sales are final with no right of return or warranty, although we provide for expected credit losses in the case of non-performance by our buyers or sellers.

	Year Ended July 31,
(In thousands)	2022	2021	2020
Service revenues
United States	$2,533,165	$2,017,504	$1,714,724
International	319,875	274,363	232,416
Total service revenues	$2,853,040	$2,291,867	$1,947,140
Vehicle sales

Certain vehicles are purchased and remarketed on our own behalf. We have a single performance obligation related to the sale of these vehicles, which is the completion of the online auction process. Vehicle sales revenue is recognized on the auction date. As we act as a principal in vehicle sales transactions, the gross sales price at auction is recorded as revenue.

	Year Ended July 31,
(In thousands)	2022	2021	2020
Vehicle sales
United States	$411,985	$254,568	$145,962
International	235,896	146,076	112,481
Total vehicle sales	$647,881	$400,644	$258,443

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

Interest Income Risk

The primary objective of our investment activities is to preserve principal while secondarily maximizing yields without significantly increasing risk. To achieve this objective in the current uncertain global financial markets, all cash and cash equivalents were held in bank deposits, U.S. Treasury Bills, and money market funds as of July 31, 2022. As the interest rates on a material portion of our cash and cash equivalents are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows but would not materially impact the fair market value of the related underlying instruments. As of July 31, 2022, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgaged-backed securities. Based on the average cash balance held for fiscal 2022, a hypothetical 10% adverse change in our interest yield would not have materially affected our operating results.

Interest Expense Risk

Our total borrowings under the Revolving Loan Facility under the Credit Agreement were zero as of July 31, 2022. The Revolving Loan Facility under the Credit Agreement bears interest, at our election, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Federal Funds Rate, which is defined as a fluctuating rate per annum to the greatest of (A) the Federal Funds Rate in effect on such date plus 0.50% or (B) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate;” and (ii) SOFR for a one-month interest period for such date plus 1.0%, plus an applicable margin ranging from 0.00% to 0.75% based on our consolidated total net leverage ratio during the preceding fiscal quarter; or (b) the SOFR plus an applicable margin ranging from 1.00% to 1.75% depending on our consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable, arrears, at the end of each calendar quarter for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of SOFR Loans. If interest rates were to increase by 10% it would not materially affect our operating results.

Foreign Currency and Translation Exposure

Fluctuations in foreign currencies create volatility in our reported results of operations because we are required to consolidate the results of operations of our foreign currency denominated subsidiaries. International net revenues are typically denominated in the local currency of each country and result from transactions by our operations in Canada, the U.K., Brazil, the Republic of Ireland, Germany, Finland, the U.A.E., Oman, Bahrain, and Spain. These operations also incur a majority of their expenses in the local currency, the British pound, Canadian dollar, Brazilian real, European Union euro, U.A.E. dirham, Omani rial, and Bahraini dinar. Our international operations are subject to risks associated with foreign exchange rate volatility, which could have a material and adverse impact on our future results. A hypothetical 10% adverse change in the value of the U.S. dollar relative to the British pound, Canadian dollar, Brazilian real, European Union euro, U.A.E. dirham, Omani rial, and Bahraini dinar would have resulted in a decrease in operating income of $12.0 million for fiscal 2022.

Fluctuations in foreign currencies also create volatility in our consolidated financial position because we are required to remeasure substantially all assets and liabilities held by our foreign subsidiaries at the current exchange rate at the close of the accounting period. At July 31, 2022, the cumulative effect of foreign exchange rate fluctuations on our consolidated financial position was a net translation loss of $169.4 million. This loss was recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income. A hypothetical 10% adverse change in the value of the U.S. dollar relative to the British pound, Canadian dollar, Brazilian real, European Union euro, U.A.E. dirham, Omani rial, and Bahraini dinar would not have materially affected our consolidated financial position. We do not hedge our exposure to translation risks arising from fluctuations in foreign currency exchange rates.

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

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), or Disclosure Controls, as of the end of the period covered by this Annual Report on Form 10-K. This evaluation, or Controls Evaluation, was performed under the supervision and with the participation of management, including our Co-CEO and our Principal Financial Officer. Disclosure Controls are controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Co-CEO and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our Disclosure Controls include some, but not all, components of our internal control over financial reporting.

Based upon the Controls Evaluation, our Co-CEO and Principal Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is accumulated and communicated to management, including the Co-CEO and Principal Financial Officer, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified by the SEC.

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

Management assessed our internal control over financial reporting as of July 31, 2022. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with generally accepted accounting principles. The certifications of our principal executive officer and principal financial officer attached as Exhibits 31.1, 31.2 and 31.3 to this Annual Report on Form 10-K include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures and internal controls over financial reporting. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of our internal control over financial reporting as of July 31, 2022. Ernst & Young LLP has issued an attestation report which appears on the following page of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Copart, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Copart, Inc.’s internal control over financial reporting as of July 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Copart, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company, and our report dated September 27, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas
September 27, 2022

Limitations on the Effectiveness of Controls

Our management, including our Co-CEO and Principal Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Copart have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we intend to file a definitive proxy statement for our 2022 Annual Meeting of Stockholders (the Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included therein is incorporated herein by reference.

Item 10.        Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference to the proposal captioned “Election of Directors,” and the sections titled “Corporate Governance and Board of Directors” and “Related Person Transactions and Section 16(a) Beneficial Ownership Compliance” in our Proxy Statement.

Delinquent Section 16(a) Reports

There were no delinquent Section 16(a) Reports during fiscal 2022.

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

Item 11.        Executive Compensation

The information required by this item is incorporated herein by reference from the Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2022 fiscal year end) under the heading “Executive Compensation,” “Compensation of Directors,” and “Corporate Governance and Board of Directors.”

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference from the Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2022 fiscal year end) under the headings “Security Ownership” and “Executive Compensation,” subheading “Equity Compensation Plan Information.”

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference from the Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2022 fiscal year end) under the heading “Related Person Transactions and Section 16(a) Beneficial Ownership Compliance,” “Corporate Governance and Board of Directors,” and under the proposal captioned “Election of Directors.”

Item 14.        Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference from the proposal captioned “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2022 fiscal year end).

PART IV

Item 15.        Exhibits, Financial Statement Schedules

The following documents are filed as part of this Form 10-K:

(a)Financial statements:
Our consolidated financial statements at July 31, 2022 and 2021 and for each of the three years in the period ended July 31, 2022 and the notes thereto, together with the report of the independent registered public accounting firm on those consolidated financial statements are hereby filed as part of this annual report on Form 10-K.

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

Item 16.        Form 10-K Summary

None.

EXHIBIT INDEX

The following Exhibits are filed as part of, or incorporated by reference into this report.

Incorporated by reference herein
Exhibit Number		Description	Form	Date
3.1		Copart, Inc. Certificate of Incorporation	Quarterly Report on Form 10-Q, (File No. 000-23255), Exhibit No. 3.1	February 25, 2016
3.2		Certificate of Amendment to the Copart, Inc. Certificate of Incorporation	Current Report on Form 8-K, (File No. 000-23255), Exhibit No. 2	December 22, 2016
3.3		Bylaws of Copart, Inc.	Current Report on Form 8-K, (File No. 000-23255), Exhibit No. 3.1	September 16, 2021
4.1		Description of Capital Stock	Annual Report on Form 10-K (File No. 000-23255), Exhibit No. 4.1	September 30, 2019
10.1	*	Copart Inc. 2007 Equity Incentive Plan, as Amended and Restated (2007 EIP)	Current Report on Form 8-K, (File No. 000-23255), Exhibit No. 1	December 22, 2016
10.2	*	Form of Performance Share Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	December 12, 2007
10.3	*	Form of Restricted Stock Unit Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.3	December 12, 2007
10.4	*	Form of Stock Option Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.5	December 12, 2007
10.5	*	Form of Restricted Stock Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.4	December 12, 2007
10.6	*	Copart, Inc. Executive Bonus Plan	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	March 5, 2021
10.7	*	Form of Indemnification Agreement signed by executive officers and directors	Annual Report on Form 10-K (File No. 000-23255), Exhibit No. 10.17	October 1, 2012
10.8	*	Copart, Inc. 2014 Employee Stock Purchase Plan	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	December 5, 2014
10.9	*	Executive Officer Employment Agreement, effective January 4, 2016, between the Registrant and Jeffrey Liaw.	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.26	November 23, 2015
10.10
Second Amended and Restated Credit Agreement, dated as of December 21, 2021, by and among Copart, certain subsidiaries of Copart. the lenders party thereto, and Bank of America,N.A., as administrative agent.
			Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	December 27, 2021

Incorporated by reference herein
Exhibit Number		Description	Form	Date
21.1		List of subsidiaries of Registrant	—	Filed herewith
23.1		Consent of Independent Registered Public Accounting Firm	—	Filed herewith
24.1		Power of Attorney (included on signature page)	—	Filed herewith
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
31.2		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
31.3		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.1	(1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.2	(1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.3	(1)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Extension Definition
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL).
(1)		In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

*    Management contract, plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant

COPART, INC.

By:	/s/ A. JAYSON ADAIR
A. Jayson Adair Co-Chief Executive Officer (Principal Executive Officer), Director

Date: September 27, 2022

COPART, INC.

By:	/s/ JEFFREY LIAW
Jeffrey Liaw Co-Chief Executive Officer (Principal Executive Officer)

Date: September 27, 2022

COPART, INC.

By:	/s/ GAVIN RENFREW
Gavin Renfrew Vice President of Global Accounting (Principal Financial and Accounting Officer and duly Authorized Officer)

Date: September 27, 2022

POWER OF ATTORNEY

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints A. Jayson Adair, and Jeffrey Liaw and Gavin Renfrew, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date
/s/ A. JAYSON ADAIR	Co-Chief Executive Officer (Principal Executive Officer), Director	September 27, 2022
A. Jayson Adair

/s/ JEFFREY LIAW	Co-Chief Executive Officer (Principal Executive Officer)	September 27, 2022
Jeffrey Liaw

/s/ GAVIN RENFREW	Vice President of Global Accounting (Principal Financial and Accounting Officer)	September 27, 2022
Gavin Renfrew

/s/ WILLIS J. JOHNSON	Chairman of the Board	September 27, 2022
Willis J. Johnson

/s/ MATT BLUNT	Director	September 27, 2022
Matt Blunt

/s/ STEVEN D. COHAN	Director	September 27, 2022
Steven D. Cohan

/s/ DANIEL ENGLANDER	Director	September 27, 2022
Daniel Englander

/s/ STEPHEN FISHER	Director	September 27, 2022
Stephen Fisher

/s/ CHERYLYN HARLEY LEBON	Director	September 27, 2022
Cherylyn Harley LeBon

/s/ JAMES E. MEEKS	Director	September 27, 2022
James E. Meeks

/s/ DIANE M. MOREFIELD	Director	September 27, 2022
Diane M. Morefield

/s/ CARL SPARKS	Director	September 27, 2022
Carl Sparks

/s/ THOMAS N. TRYFOROS	Director	September 27, 2022
Thomas N. Tryforos

Copart, Inc.
Index to Consolidated Financial Statements
and Financial Statement Schedule

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Copart, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Copart, Inc. (the Company) as of July 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at July 31, 2022 and 2021 and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of July 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated September 27, 2022 expressed an unqualified opinion thereon.

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

Uncertain Tax Positions

Description of the Matter
As discussed in Note 13 to the consolidated financial statements, the Company has recorded a liability for unrecognized tax benefits resulting from uncertain tax positions, including accrued interest and penalties, of $64.6 million as of July 31, 2022. The Company’s uncertain tax positions are subject to audit by federal, state and local taxing authorities, and the resolution of such audits may span multiple years. The Company uses significant judgment to (1) determine whether, based on the technical merits, a tax position is more likely than not to be sustained and (2) measure the amount of tax benefit that qualifies for recognition. Tax law is complex and often subject to varied interpretations. Accordingly, the ultimate outcome with respect to taxes the Company may owe may differ from the amounts recognized.

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

We involved our tax professionals to assess the technical merits of the Company’s tax positions. Our substantive audit procedures included, among others, evaluating changes in tax law that occurred during the year and assessing the Company’s interpretation of those changes under the relevant jurisdiction’s tax law. In addition, we inspected correspondence, assessments, and settlements from taxing authorities to assess the Company’s determination of the likelihood of its tax positions to be sustained upon examination and the Company’s measurement of the largest amount of benefit, considered on a cumulative probability basis, which is more likely than not to be realized upon settlement. We also evaluated the Company’s income tax disclosures included in Note 13 in relation to these matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since fiscal year 2006.
Dallas, Texas
September 27, 2022

COPART, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	July 31,
	2022	2021
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$1,384,236	$1,048,260
Accounts receivable, net	578,573	480,628
Vehicle pooling costs	112,242	94,449
Inventories	58,791	44,968
Income taxes receivable	49,882	20,012
Prepaid expenses and other assets	18,731	14,294
Total current assets	2,202,455	1,702,611
Property and equipment, net	2,485,764	2,296,624
Operating lease right-of-use assets	116,303	119,487
Intangibles, net	54,680	45,873
Goodwill	401,954	355,717
Other assets	47,708	41,831
Total assets	$5,308,864	$4,562,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$399,034	$369,826
Deferred revenue	20,061	20,973
Income taxes payable	—	7,760
Current portion of operating and finance lease liabilities	21,794	22,472
Total current liabilities	440,889	421,031
Deferred income taxes	80,060	63,969
Income taxes payable	64,637	52,345
Operating and finance lease liabilities, net of current portion	95,683	97,961
Long-term debt and other liabilities, net of discount	1,996	397,636
Total liabilities	683,265	1,032,942

Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.0001 par value—5,000,000 shares authorized; none issued	—	—
Common stock: $0.0001 par value—400,000,000 shares authorized; 238,040,974 and 237,014,273 shares issued and outstanding, respectively	24	24
Additional paid-in capital	838,532	761,834
Accumulated other comprehensive loss	(169,365)	(100,860)
Retained earnings	3,956,408	2,868,203
Total stockholders’ equity	4,625,599	3,529,201
Total liabilities and stockholders’ equity	$5,308,864	$4,562,143

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended July 31,
	2022	2021	2020
Service revenues and vehicle sales:
Service revenues	$2,853,040	$2,291,867	$1,947,140
Vehicle sales	647,881	400,644	258,443
Total service revenues and vehicle sales	3,500,921	2,692,511	2,205,583
Operating expenses:
Yard operations	1,309,497	1,003,292	972,487
Cost of vehicle sales	585,203	346,128	225,294
General and administrative	231,224	206,665	191,703
Total operating expenses	2,125,924	1,556,085	1,389,484
Operating income	1,374,997	1,136,426	816,099
Other expense:
Interest expense, net	(16,688)	(20,247)	(18,871)
Loss on extinguishment of debt	(16,759)	—	—
Other (expense) income, net	(596)	5,667	3,611
Total other expense	(34,043)	(14,580)	(15,260)
Income before income taxes	1,340,954	1,121,846	800,839
Income tax expense	250,824	185,351	100,932
Net income	$1,090,130	$936,495	$699,907

Basic net income per common share	$4.59	$3.96	$3.00
Weighted average common shares outstanding	237,419	236,252	233,202

Diluted net income per common share	$4.52	$3.90	$2.93
Diluted weighted average common shares outstanding	241,151	240,290	238,656

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended July 31,
	2022	2021	2020
Comprehensive income, net of tax:
Net income	$1,090,130	$936,495	$699,907
Other comprehensive income:
Foreign currency translation adjustments	(68,505)	20,228	11,441
Comprehensive income	$1,021,625	$956,723	$711,348

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital
	Outstanding Shares	Amount			Retained Earnings	Stockholders’ Equity
Balances at July 31, 2019	229,790,268	$23	$572,559	$(132,529)	$1,338,328	$1,778,381
Net income	—	—	—	—	699,907	699,907
Currency translation adjustment	—	—	—	11,441		11,441
Exercise of stock options, net of repurchased shares	5,364,166	1	68,570	—	(100,382)	(31,811)
Employee stock-based compensation	37,797	—	23,322	—	—	23,322
Shares issued for Employee Stock Purchase Plan	123,106	—	8,276	—	—	8,276
Balances at July 31, 2020	235,315,337	24	672,727	(121,088)	1,937,853	2,489,516
Net income	—	—	—	—	936,495	936,495
Currency translation adjustment	—	—	—	20,228	—	20,228
Exercise of stock options, net of repurchased shares	1,557,438		39,049	—	(6,145)	32,904
Employee stock-based compensation	32,119	—	40,922	—	—	40,922
Shares issued for Employee Stock Purchase Plan	109,379	—	9,136	—	—	9,136
Balances at July 31, 2021	237,014,273	24	761,834	(100,860)	2,868,203	3,529,201
Net income	—	—	—	—	1,090,130	1,090,130
Currency translation adjustment	—	—	—	(68,505)	—	(68,505)
Exercise of stock options, net of repurchased shares	905,247	—	28,108	—	(1,925)	26,183
Employee stock-based compensation	27,699	—	38,965	—	—	38,965
Shares issued for Employee Stock Purchase Plan	93,755	—	9,625	—	—	9,625
Balances at July 31, 2022	238,040,974	$24	$838,532	$(169,365)	$3,956,408	$4,625,599

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended July 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$1,090,130	$936,495	$699,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt cost	138,605	123,084	104,257
Allowance for credit loss	1,349	(1,121)	1,670
Equity in (earnings) losses of unconsolidated affiliates	284	(3,240)	1,401
Stock-based compensation	38,965	40,922	23,322
Gain on sale of property and equipment	(939)	(1,480)	(1,913)
Loss on extinguishment of debt	16,759	—	—
Deferred income taxes	17,017	(7,951)	23,082
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(97,750)	(127,513)	15,993
Vehicle pooling costs	(18,342)	(20,476)	2,590
Inventories	(10,851)	(24,602)	1,348
Prepaid expenses and other current and non-current assets	(5,156)	7,025	141
Operating lease right-of-use assets and lease liabilities	715	570	(572)
Accounts payable and accrued liabilities	36,306	44,613	41,648
Deferred revenue	(574)	8,781	1,615
Income taxes receivable	(29,884)	6,739	(7,216)
Income taxes payable	49	9,045	10,114
Other liabilities	—	—	498
Net cash provided by operating activities	1,176,683	990,891	917,885
Cash flows from investing activities:
Purchases of property and equipment	(337,448)	(462,996)	(591,972)
Purchases of assets and liabilities in connection with acquisitions	(106,604)	(5,000)	(11,702)
Proceeds from sale of property and equipment	4,333	2,530	2,466
Investment in unconsolidated affiliate	(2,591)	—	—
Purchase of held to maturity securities	(374,866)	—	—
Proceeds from the sale of held to maturity securities	374,866	—	—
Net cash used in investing activities	(442,310)	(465,466)	(601,208)
Cash flows from financing activities:
Proceeds from the exercise of stock options	28,108	39,049	71,640
Proceeds from the issuance of Employee Stock Purchase Plan shares	9,625	9,136	8,276
Payments for employee stock-based tax withholdings	(1,925)	(6,145)	(103,451)
Debt offering costs	(1,212)	—	(2,814)
Principal payments on long-term debt	(416,759)	—	—
Payments of finance lease obligations	(530)	(1,118)	(1,065)
Net cash (used in) provided by financing activities	(382,693)	40,922	(27,414)
Effect of foreign currency translation	(15,704)	4,195	2,136
Net increase in cash, cash equivalents, and restricted cash	335,976	570,542	291,399
Cash, cash equivalents, and restricted cash at beginning of period	1,048,260	477,718	186,319
Cash, cash equivalents, and restricted cash at end of period	$1,384,236	$1,048,260	$477,718
Supplemental disclosure of cash flow information:
Interest paid	$18,539	$19,723	$19,728
Income taxes paid, net of refunds	$263,226	$178,241	$83,770
The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2022

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

No provision for returns has been established, as all sales are final with no right of return or warranty, although the Company provides for expected credit losses in the case of non-performance by its buyers or sellers.

	Year Ended July 31,
(In thousands)	2022	2021	2020
Service revenues
United States	$2,533,165	$2,017,504	$1,714,724
International	319,875	274,363	232,416
Total service revenues	$2,853,040	$2,291,867	$1,947,140

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

	Year Ended July 31,
(In thousands)	2022	2021	2020
Vehicle sales
United States	$411,985	$254,568	$145,962
International	235,896	146,076	112,481
Total vehicle sales	$647,881	$400,644	$258,443

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

The change in the carrying amount of contract assets was as follows (In thousands):

Balance as of July 31, 2020	$10,080
Capitalized contract assets during the period	265
Costs amortized during the period	(3,188)
Effect of foreign currency exchange rates	328
Balance as of July 31, 2021	$7,485
Capitalized contract assets during the period	828
Costs amortized during the period	(2,985)
Effect of foreign currency exchange rates	(550)
Balance as of July 31, 2022	$4,778

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

The cumulative effects of foreign currency exchange rate fluctuations were as follows (In thousands):

Cumulative loss on foreign currency translation as of July 31, 2020	$(121,088)
Gain on foreign currency translation	20,228
Cumulative loss on foreign currency translation as of July 31, 2021	$(100,860)
Loss on foreign currency translation	(68,505)
Cumulative loss on foreign currency translation as of July 31, 2022	$(169,365)

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

The amounts recorded for financial instruments in the Company’s consolidated financial statements, which included cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximated their fair values as of July 31, 2022 and 2021, due to the short-term nature of those instruments and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. See Note 9 — Long-Term Debt and Note 10 – Fair Value Measurements.

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

Advertising

All advertising costs are expensed as incurred and are included in yard operations expenses for costs directly related to the auction process and the remainder in general and administrative expenses on the consolidated statements of income. Advertising expenses were $15.4 million, $13.7 million, and $7.7 million for the years ended July 31, 2022, 2021 and 2020, respectively.

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

No single customer accounted for more than 10% of the Company’s consolidated revenues for the years ended July 31, 2022, 2021 and 2020.

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

Capitalized Software Costs

The Company capitalizes system development costs and website development costs related to the enterprise computing services during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three to seven years. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that impact the recoverability of these assets. Total gross capitalized software as of July 31, 2022 and 2021 was $78.2 million and $66.2 million respectively. Accumulated amortization expense related to software as of July 31, 2022 and 2021 totaled $52.5 million and $43.4 million respectively.

Stock-Based Compensation

The Company accounts for stock-based awards to employees and non-employees using the fair value method as required by ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, consultants and directors based on estimated fair value. ASC 718 requires companies to estimate the fair value of stock-based based awards on the measurement date. The value of the portion of the award that is ultimately expected to vest is recognized in expense over the requisite service periods.

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during a period from non-stockholder sources. For the years ended July 31, 2022, 2021 and 2020, accumulated other comprehensive income (loss) was the effect of foreign currency translation adjustments. Deferred taxes are not provided on cumulative translation adjustments where the Company expects earnings of a foreign subsidiary to be indefinitely reinvested.

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

Note 2 — Acquisitions
Fiscal Year 2022 Transactions.

On July 5, 2022, the Company acquired 100% of the voting stock of ILT Project Limited which conducts business primarily as Hills Motors (“Hills”), a leading parts recycler in the United Kingdom. Hills predominantly sells recycled parts to the public. The purchase price paid for Hills was $106.6 million.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed for Hills (in thousands).

Cash	$8,960
Accounts receivable and prepaid expenses	5,348
Inventory	4,913
Property and equipment	22,259
Intangible assets	15,931
Goodwill	56,051
Liabilities assumed	(6,858)
Fair value of net assets and liabilities acquired	$106,604

The Hills acquisition was undertaken for the strategic fit to the Company. This acquisition has been accounted for using the purchase method in accordance with ASC 805, Business Combinations, which resulted in the recognition of goodwill in the Company’s consolidated financial statements. Goodwill arose because the purchase price reflected a number of factors, including future earnings and cash flow potential; the comparable multiples of earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers; and the complementary strategic fit and resulting synergies brought to existing operations. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and is not amortized for financial reporting purposes. The acquisition of Hills is currently undergoing review by the U.K. Competition and Markets Authority. Given the timing of the acquisition the Company has not completed its determination of the fair value of assets acquired and liabilities assumed and the amount shown in the table above are preliminary amounts. The estimates and assumptions used in the preliminary purchase price allocation are subject to change if additional information, which existed as of the acquisition date, becomes known to the Company. However, the Company believes any potential changes to the preliminary purchase price allocation will not have a material impact to the Company’s consolidated financial position and results of operations.

The Company obtained a third party independent valuation to assist in the determination of the fair value of the land and buildings acquired. The valuation utilized the fair value, market value, and market rent to determine the fair value of the land and buildings acquired. The Company performed a valuation of the customer relationships using the income approach to estimate the fair value. The valuation of these assets was performed using Level III inputs, as the calculated fair values are based on valuation models that utilize unobservable inputs that are significant to the overall fair value measurement. The unobservable inputs reflect the Company’s best estimate of what a market participant would use to determine the value of acquired assets based on the best information available in the circumstances. Intangible assets acquired include customer and supplier relationships, with a useful life of three years. See Note - 7 — Intangibles, Net.

The Hills acquisition did not result in a significant change in the Company’s consolidated results of operations; therefore, pro forma financial information has not been presented. The operating results have been included in the Company’s consolidated financial position and results of operations since the acquisition date.

NOTE 3 — Accounts Receivable, Net

Accounts receivable, net consisted of:

	July 31,
(In thousands)	2022	2021
Advance charges receivable	$440,650	$385,002
Trade accounts receivable	137,243	97,249
Other receivables	7,257	4,013
	585,150	486,264
Less: Allowance for credit loss	(6,577)	(5,636)
Accounts receivable, net	$578,573	$480,628

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

NOTE 4 — Property and Equipment, Net

Property and equipment, net consisted of the following:

	July 31,
(In thousands)	2022	2021
Land	$1,526,446	$1,428,262
Buildings and improvements	1,209,331	1,126,414
Transportation and other equipment	429,405	326,622
Office furniture and equipment	84,728	79,928
Software	78,216	66,170
	3,328,126	3,027,396
Less: Accumulated depreciation and amortization	(842,362)	(730,772)
Property and equipment, net	$2,485,764	$2,296,624

Depreciation expense on property and equipment was $121.3 million, $105.5 million and $82.1 million for the years ended July 31, 2022, 2021 and 2020, respectively. Amortization expense of software was $9.2 million, $9.5 million and $10.4 million for the years ended July 31, 2022, 2021 and 2020, respectively.

NOTE 5— Leases

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

Components of lease expense were as follows:

	Year Ended July 31,
(In thousands)	2022	2021
Operating lease expense	$27,668	$28,302
Finance lease expense:
Amortization of right-of-use assets	520	612
Interest on finance lease liabilities	5	65
Short-term lease expense	5,649	4,472
Variable lease expense	1,466	1,586
Total lease expense	$35,308	$35,037

The components of right-of-use assets and lease liabilities on the consolidated balance sheet are as follows (In thousands):

Lease Asset and Liabilities	Balance Sheet Classification (In thousands)	July 31, 2022	July 31, 2021
Operating lease right-of-use assets	Operating lease right-of-use assets	$116,303	$119,487
Finance lease right-of-use assets	Property and equipment, net	50	563
Total lease assets, net		$116,353	$120,050

Operating lease liabilities - current	Current portion of operating and finance lease liabilities	$21,771	$21,942
Finance lease liabilities - current	Current portion of operating and finance lease liabilities	23	530
Operating lease liabilities - non-current	Operating and finance lease liabilities, net of current portion	95,670	97,925
Finance lease liabilities - non-current	Operating and finance lease liabilities, net of current portion	13	36
Total lease liabilities		$117,477	$120,433
The weighted-average remaining lease terms and discount rates as of July 31, 2022 were as follows:

	Weighted-Average Remaining Lease Term (In years)	Weighted-Average Discount Rate(1)
Operating leases	9.12	2.77%
Finance leases	1.54	2.8%
(1)The Company cannot determine the interest rate implicit in the Company’s leases. Therefore, the discount rate represents the Company’s incremental borrowing rate and is determined based on the risk-free rate, adjusted for the risk premium attributed to the Company’s corporate credit rating for a secured or collateralized instrument.

Supplemental cash flow information related to leases as of July 31, 2022 were as follows (In thousands):

	Year Ended July 31,
(In thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$26,620	$28,576
Operating cash flows related to finance leases	5	65
Financing cash flows related to finance leases	530	1,118
Right-of-use assets obtained in exchange for new operating lease liabilities	24,217	41,770
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—
The annual maturities of the Company’s lease liabilities as of July 31, 2022 were as follows:

Fiscal year (In thousands)	Finance leases	Operating leases
2023	$24	$24,650
2024	13	20,119
2025	—	17,683
2026	—	14,403
2027	—	10,428
Thereafter	—	48,447
Total future lease commitments	$37	$135,730
Less: imputed interest	(1)	(18,289)
Present value of lease liabilities	$36	$117,441

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

Future lease payments receivable under operating leases with terms greater than one year as of July 31, 2022 were as follows:

Fiscal year (In thousands)	Operating leases
2023	$5,671
2024	5,533
2025	5,490
2026	5,194
2027	5,209
Thereafter	9,365
Total future lease payments receivable	$36,462

The cost of the leased space was $51.2 million and $55.5 million as of July 31, 2022 and 2021, respectively. The accumulated depreciation associated with the leased assets was $2.8 million and $1.9 million as of July 31, 2022 and 2021, respectively. Both the leased assets and accumulated depreciation are included in Property and equipment, net on the consolidated balance sheet. Rental income from these operating leases was $14.8 million and $14.8 million for the years ended July 31, 2022 and 2021, respectively, and is included within Service revenues on the consolidated statements of income.

NOTE 6 — Goodwill

The change in the carrying amount of goodwill was as follows:

	July 31,
(In thousands)	2022	2021
Beginning balance	$355,717	$343,622
Acquisitions during the period	56,051	7,882
Effect of foreign currency exchange rates	(9,814)	4,213
Ending balance	$401,954	$355,717

In accordance with the guidance in ASC 350, goodwill is tested for impairment on an annual basis or upon the occurrence of circumstances that indicate that goodwill may be impaired.

The Company’s annual goodwill impairment analysis, which was performed qualitatively during the fourth quarter of fiscal 2022 and 2021, did not result in an impairment charge. This qualitative analysis, which is referred to as step zero under ASC 350, considered all relevant factors specific to the reporting units, including macroeconomic conditions; industry and market considerations; overall financial performance; the impact of the COVID-19 pandemic; and relevant entity-specific events.

NOTE 7 — Intangibles, Net

The following table sets forth amortizable intangible assets by major asset class:

	Gross Carrying Amount		Accumulated Amortization		Net Book Value		Weighted Average Remaining Useful Life (in years)
	July 31,		July 31,		July 31,		July 31,
(In thousands, except remaining useful life)	2022	2021	2022	2021	2022	2021	2022	2021
Amortized intangibles:
Supply contracts and customer relationships	$71,875	$55,598	$(27,297)	$(21,739)	$44,578	$33,859	5	7
Trade names	18,896	18,944	(8,867)	(7,163)	10,029	11,781	5	6
Licenses and databases	633	736	(560)	(503)	73	233	1	2
Total Intangibles	$91,404	$75,278	$(36,724)	$(29,405)	$54,680	$45,873

Aggregate amortization expense on intangible assets was $7.5 million, $6.9 million and $8.9 million for the years ended July 31, 2022, 2021 and 2020, respectively.

Intangible amortization expense for the next five fiscal years based upon July 31, 2022 intangible assets is expected to be as follows (In thousands):

2023	$13,083
2024	12,801
2025	11,242
2026	5,969
2027	5,826
Thereafter	5,759
Total future intangible amortization expense	$54,680

NOTE 8 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	July 31,
(In thousands)	2022	2021
Accounts payable to sellers	$132,294	$123,642
Buyer deposits and prepayments	121,931	105,369
Trade accounts payable	54,876	39,595
Accrued compensation and benefits	47,206	50,688
Taxes payable	6,906	10,953
Accrued insurance	6,658	8,328
Other accrued liabilities	29,163	31,251
Total accounts payable and accrued expenses	$399,034	$369,826

The Company is required to charge for and collect value added taxes ("VAT") on its sales on behalf of various international taxing authorities. The Company records VAT that the Company has billed to the buyers as VAT payable. In addition, the Company is required to pay VAT on our purchases. The Company records VAT that is charged by its vendors as VAT receivable. The Company is required to file VAT returns on at least a quarterly basis with the various international taxing authorities and are entitled to claim the VAT charged by the Company's vendors as VAT credit and these credits can be applied to the Company's VAT payables billed to the buyers. Accordingly, these VAT payables and receivables are presented as net amounts for financial statement purposes.

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

NOTE 9 — Long-Term Debt

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

Borrowings under the Second Amended and Restated Credit Agreement bear interest based on, at our option, either (1) the applicable fixed rate plus 1.00% to 1.75% or (2) the daily rate plus 0% to 0.75%, in each case, depending on Copart’s consolidated total net leverage ratio. Additionally, the unused revolving commitments under the Second Amended and Restated Credit Agreement are subject to the payment of a customary commitment fee at a range of 0.175% to 0.275%, depending on Copart’s consolidated total net leverage ratio. The applicable fixed rates described above with respect to borrowings denominated in (1) U.S. Dollars is SOFR plus certain “spread adjustments” described in the Second Amended and Restated Credit Agreement, (2) Pounds Sterling is SONIA plus certain “spread adjustments” described in the Second Amended and Restated Credit Agreement, (3) Euro is EURIBOR, and (4) Canadian Dollars is CDOR. The Company had no outstanding borrowings under the Revolving Loan Facility as of as of July 31, 2022 or 2021.

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

The Second Amended and Restated Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Second Amended and Restated Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of July 31, 2022, the consolidated total net leverage ratio was (0.80):1. Minimum liquidity requirement as of July 31, 2022 was $2.6 billion. Accordingly, the Company does not believe that the provisions of the Second Amended and Restated Credit Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Second Amended and Restated Credit Agreement as of July 31, 2022.

Related to the execution of the second Amended and Restated Credit Agreement, the Company incurred $2.7 million in costs, which was capitalized as debt issuance fees. The debt discount is amortized to interest expense over the term of the respective debt instruments and are classified as reductions of the outstanding liability.

Note Purchase Agreement

On December 3, 2014, the Company entered into a Note Purchase Agreement and sold to certain purchasers (collectively, the “Purchasers”) $400.0 million in aggregate principal amount of senior secured notes (the “Senior Notes”) consisting of (i) $100.0 million aggregate principal amount of 4.07% Senior Notes, Series A, due December 3, 2024; (ii) $100.0 million aggregate principal amount of 4.19% Senior Notes, Series B, due December 3, 2026; (iii) $100.0 million aggregate principal amount of 4.25% Senior Notes, Series C, due December 3, 2027; and (iv) $100.0 million aggregate principal amount of 4.35% Senior Notes, Series D, due December 3, 2029. Interest on each of the Senior Notes was due and payable quarterly, in arrears. The Company used proceeds from the Note Purchase Agreement for general corporate purposes.

Subsequently on May 24, 2022, the Company retired 100% of the Senior Notes. The Company paid $420.6 million to retire the Senior Notes which included an additional $16.8 million make-whole payment, to the holders of the Senior Notes, and $3.8 million in accrued interest.

NOTE 10 – Fair Value Measurements
The following table summarizes the carrying values and fair values of the Company’s financial instruments that were not carried at fair value in the consolidated balance sheets:

	July 31, 2022		July 31, 2021
(In thousands)	Carrying Value Total	Fair Value Total	Carrying Value Total	Fair Value Total
Assets
Cash equivalents	$1,236,990	$1,237,337	$754,300	$754,304
Total Assets	$1,236,990	$1,237,337	$754,300	$754,304
Liabilities
Long-term fixed rate debt, including current portion	$—	$—	$399,733	$432,027
Total Liabilities	$—	$—	$399,733	$432,027

During the year ended July 31, 2022, no transfers were made between any levels within the fair value hierarchy. The fair value of the Senior Notes is based on the discounted value of each interest and principal payment calculated utilizing market interest rates of similar types of borrowing arrangements and was classified within Level II of the fair value hierarchy. See Note 1 — Summary of Significant Accounting Policies and Note 9 — Long-Term Debt.

NOTE 11 — Net Income Per Share

The table below reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Year Ended July 31,
(In thousands)	2022	2021	2020
Weighted average common shares outstanding	237,419	236,252	233,202
Effect of dilutive securities	3,732	4,038	5,454
Weighted average common and dilutive potential common shares outstanding	241,151	240,290	238,656

There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive earnings per share calculation were 3,722,762; 4,090,250; and 1,575,167 options to purchase the Company’s common stock for the years ended July 31, 2022, 2021 and 2020, respectively, because their inclusion would have been anti-dilutive.

NOTE 12 — Stockholders’ Equity

General

The Company has authorized the issuance of 400 million shares of common stock, with a par value of $0.0001, of which 238,040,974 shares were issued and outstanding at July 31, 2022. As of July 31, 2022 and 2021, the Company had reserved 14,378,120 and 15,326,030 shares of common stock, respectively, for the issuance of options, restricted stock or restricted stock units granted under the Company’s stock option plans and 1,100,458 and 1,194,213 shares of common stock, respectively, for the issuance of shares under the Copart, Inc. Employee Stock Purchase Plan (“ESPP”). The Company has authorized the issuance of five million shares of preferred stock, with a par value of $0.0001, none of which were issued or outstanding at July 31, 2022 or 2021, which have the rights and preferences as the Company’s Board of Directors shall determine, from time to time.

Stock Repurchases

On September 22, 2011, the Company’s Board of Directors approved an 80 million share increase in the stock repurchase program, bringing the total current authorization to 196 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. For fiscal 2022 and 2021, the Company did not repurchase any shares of its common stock under the program. As of July 31, 2022, the total number of shares repurchased under the program was 114,549,198, and 81,450,802 shares were available for repurchase under the program.

In fiscal 2020, the Company’s Chief Executive Officer (now Co-CEO) exercised all of his vested stock options through a cashless exercise. In fiscal 2021, certain employees exercised stock options through a cashless exercise. In fiscal 2022, no employee exercised stock options through a cashless exercise. A portion of the options exercised were net settled in satisfaction of the exercise price. The Company remitted $0.0 million, $3.8 million and $101.3 million during the years ended July 31, 2022, 2021 and 2020, respectively, to the proper taxing authorities in satisfaction of the employees’ statutory withholding requirements.

The exercised stock options, utilizing a cashless exercise, are summarized in the following table:

Period	Options Exercised	Weighted Average Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes (1)	Net Shares to Employees	Weighted Average Share Price for Withholding	Employee Stock-Based Tax Withholding (in 000s)
FY 2020—Q1	4,000,000	$17.81	865,719	1,231,595	1,902,686	$82.29	$101,348
FY 2021—Q4	90,000	17.73	12,366	29,349	48,285	129.01	3,786
FY 2022	—	—	—	—	—	—	—
(1)Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against the Company’s stock repurchase program.

Employee Stock Purchase Plan

The ESPP provides for the purchase of up to an aggregate of 10 million shares of common stock of the Company by employees pursuant to the terms of the ESPP. The Company’s ESPP was adopted by the Board of Directors and approved by the stockholders in 1994. The ESPP was amended and restated in 2003 and again approved by the stockholders. In 2014, a new ESPP was approved by the Board of Directors and approved by the stockholders. Under the ESPP, employees of the Company who elect to participate have the right to purchase common stock at a 15% discount from the lower of the market value of the common stock at the beginning or the end of each six month offering period. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from their salary an amount up to 10% of their compensation (which amount may be increased from time to time by the Company but may not exceed 15% of compensation). No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) in any calendar year. The Compensation Committee of the Board of Directors administers the ESPP. The number of shares of common stock issued pursuant to the ESPP during the years ended July 31, 2022, 2021 and 2020 was 93,755; 109,379; and 123,106; respectively. As of July 31, 2022, there were 8,979,616 shares of common stock issued pursuant to the ESPP and 1,100,458 shares remain available for purchase under the ESPP.

Stock Options

In December 2007, the Company adopted the Copart, Inc. 2007 Equity Incentive Plan (Plan), presently covering an aggregate of 36 million shares of the Company’s common stock. The Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and other equity-based awards to employees and non-qualified stock options, restricted stock, restricted stock units and other equity-based awards to employees, officers, directors and consultants at prices not less than 100% of the fair market value for incentive and non-qualified stock options, as determined by the Board of Directors at the grant date. Incentive and non-qualified stock options may have terms of up to ten years and vest over periods determined by the Board of Directors. Options generally vest ratably over a five year period. The Plan replaced the Company’s 2001 Stock Option Plan. As of July 31, 2022, 6,388,684 shares were available for grant under the Plan and the number of options that were in-the-money was 7,005,578 at July 31, 2022.

The table below sets forth the stock-based compensation recognized by the Company for stock options, restricted stock, and restricted unit awards:

	Year Ended July 31,
(In thousands)	2022	2021	2020
General and administrative	$33,838	$35,633	$17,567
Yard operations	5,127	5,289	5,755
Total stock-based compensation	$38,965	$40,922	$23,322

There were no material compensation costs capitalized as part of the cost of an asset as of July 31, 2022 and 2021. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

The fair value of each option, without a market-based condition was estimated on the measurement date using the Black-Scholes Merton (“BSM”) option-pricing model. For options that included a market-based condition either the Monte Carlo simulation model or a lattice model was used. The Black-Scholes Merton option-pricing model utilized the following assumptions:

	July 31,
	2022			2021			2020
Expected life (in years)	5.1	—	6.8	5.2	—	6.3	5.4	—	5.7
Risk-free interest rate	0.82%	—	2.7%	0.42%	—	1.23%	0.29%	—	1.67%
Estimated volatility	27.9%	—	30.0%	26.3%	—	28.7%	21.7%	—	27.6%
Expected dividends	—%			—%			—%
Weighted average fair value at measurement date	$42.37			$30.43			$21.54

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

Expected dividend—The Company does not expect to declared dividends. Therefore, the Company uses a zero value for the expected dividend value factor when using the BSM option-pricing model to determine the fair value of options granted.

Net cash proceeds from the exercise of stock options were $28.1 million, $39.0 million and $71.6 million for the years ended July 31, 2022, 2021 and 2020, respectively.

A summary of the status of the Company’s unvested stock options awards and its activity during the year ended July 31, 2022 was as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant- date Fair Value
Unvested shares at July 31, 2021	3,261	$22.80
Grants of non-vested shares	665	44.94
Vested	(1,331)	21.72
Forfeitures or expirations	(201)	18.36
Unvested shares at July 31, 2022	2,394	$29.71

The following is a summary of activity for the Company’s stock options for the year ended July 31, 2022:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2021	6,427	$50.69	5.69	$619,019
Grants of options	340	133.96
Exercises	(905)	31.06
Forfeitures or expirations	(165)	56.11
Outstanding as of July 31, 2022	5,697	$58.62	5.50	$398,331
Exercisable as of July 31, 2022	4,270	$47.28	4.73	$346,616
Vested and expected to vest as of July 31, 2022	5,637	$58.12	5.47	$396,947
The Company grants option awards to certain executives that contain service and market conditions. The options will become exercisable over five years, subject to continued service by the executive, with 20% vesting on the first anniversary of the grant date and the balance vesting monthly over the subsequent four years. Separate and apart from the time-based vesting schedule, the options are also subject to a market condition requiring the trading price of Copart, Inc. common stock on the NASDAQ Global Select Market to be greater than or equal to 125% of the exercise price of the options, determined both (i) at the time of any exercise, and (ii) based on the closing price on each of the twenty consecutive trading days preceding the date of any exercise. The exercise price of the options is equivalent to the closing price of the Company’s common stock on the grant date. The fair value of the awards is determined at the grant date using either the Lattice or Monte Carlo model, risk-free interest rates ranging from 0.71% to 2.38%, estimated volatility ranging from 25.2% to 25.7%, and no expected dividends. The total estimated compensation expense to be recognized by the Company over the five-year service period for these options is $45.9 million and will be recognized using the accelerated attribution method over each vesting tranche of the award. The Company recognized $9.8 million, $13.1 million and $1.6 million in compensation expense related to these awards for the year ended July 31, 2022, 2021 and 2020, respectively.

The following is a summary of activity for the Company’s stock option awards subject to market conditions for the year ended July 31, 2022:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2021	1,130	$87.49	8.96	$67,250
Grants of options	325	125.68
Exercises	—	—
Forfeitures or expirations	(50)	106.31
Outstanding as of July 31, 2022	1,405	$95.65	8.33	$45,590
Exercisable as of July 31, 2022	438	$86.08	7.91	$18,406
Vested and expected to vest as of July 31, 2022	1,396	$95.59	8.33	$45,402

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the year ended July 31, 2022 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on July 31, 2022. The aggregate intrinsic value of options exercised was $30.5 million, $143.3 million and $476.3 million in the years ended July 31, 2022, 2021 and 2020, respectively, and represents the difference between the exercise price of the option and the estimated fair value of the Company’s common stock on the dates exercised. As of July 31, 2022, the total compensation cost related to non-vested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was $68.1 million. This cost will be amortized on a straight-line basis over a weighted average remaining term of 3.08 years. The fair value of options vested for the years ended July 31, 2022, 2021 and 2020 was $29.0 million, $19.0 million and $19.2 million, respectively.

The following table summarizes stock options outstanding and exercisable as of July 31, 2022:

(In thousands, except per share amounts)			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$17.47	—	$18.23	929	2.53	$17.88	929	$17.88
$18.61	—	$31.24	726	3.80	23.73	726	23.73
$33.74	—	$83.27	2,389	5.71	48.35	1,875	46.23
$85.04	—	$145.62	3,058	7.94	104.30	1,178	101.06
Outstanding as of July 31, 2022			7,102	6.06	$65.94	4,708	$50.89

The Company’s restricted stock awards (“RSA”) and restricted stock unit awards (“RSU”) have generally been issued with vesting periods ranging from two years to five years and vest solely on service conditions. Accordingly, the Company recognizes compensation expense for RSA and RSU awards on a straight-line basis over the requisite service period of the award.

The following is a summary of activity for the Company’s RSA’s and RSU’s for the for the year ended July 31, 2022:

(In thousands, except per share data)	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of July 31, 2021	102	$90.46
Grants	142	133.53
Vested	(49)	98.96
Forfeitures or expirations	(18)	112.18
Outstanding as of July 31, 2022	177	$120.56

NOTE 13 — Income Taxes

Income before taxes consisted of the following:

	Year Ended July 31,
(In thousands)	2022	2021	2020
U.S.	$1,241,177	$1,022,134	$740,171
International	99,777	99,712	60,668
Total income before taxes	$1,340,954	$1,121,846	$800,839

Income tax expense (benefit) from continuing operations consisted of the following:

	Year Ended July 31,
(In thousands)	2022	2021	2020
Federal:
Current	$179,840	$135,216	$53,942
Deferred	14,115	(4,259)	21,019
	193,955	130,957	74,961
State:
Current	33,078	34,302	12,095
Deferred	1,689	(3,489)	565
	34,767	30,813	12,660
International:
Current	23,247	23,575	13,333
Deferred	(1,145)	6	(22)
	22,102	23,581	13,311
Income tax expense	$250,824	$185,351	$100,932

A reconciliation of the expected U.S. statutory tax rate to the actual effective income tax rate is as follows:

	Year Ended July 31,
(In thousands)	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	1.3%	1.5%	1.6%
International rate differential	(0.5)%	(0.5)%	0.1%
Compensation and fringe benefits (1)	(0.6)%	(1.9)%	(11.2)%
FDII and/or GILTI	(2.8)%	(3.1)%	(0.3)%
Federal return to provision adjustment	0.6%	(1.8)%	—%
Federal amended return adjustment	(1.3)%	—%	—%
Other differences	1.0%	1.3%	1.4%
Effective tax rate	18.7%	16.5%	12.6%
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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) are presented below:

	July 31,
(In thousands)	2022	2021
Deferred tax assets:
Allowance for credit loss	$1,210	$942
Accrued compensation and benefits	16,965	15,541
State taxes	—	—
Operating lease liabilities	24,379	25,176
Accrued other	5,053	4,551
Deferred revenue	4,560	4,239
Losses carried forward	29,936	24,384
Federal tax benefit	14,542	12,242
Total gross deferred tax assets	96,645	87,075
Less: Valuation allowance	(29,171)	(24,987)
Net deferred tax assets	67,474	62,088
Deferred tax liabilities:
Vehicle pooling costs	(23,655)	(20,241)
Property and equipment	(72,975)	(55,047)
Operating lease right-of-use assets	(24,369)	(25,253)
Other prepaids	(728)	(461)
Intangibles and goodwill	(25,431)	(24,602)
Total gross deferred tax liabilities	(147,158)	(125,604)
Net deferred tax liabilities	$(79,684)	$(63,516)

On December 22, 2017 legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Act”), was enacted. The Act contains Global Intangible Low-Taxed Income (“GILTI”) provisions, which first impacted the Company in fiscal year 2019. The GILTI provisions effectively subject income earned by the Company's foreign subsidiaries to current U.S. tax at a rate of 10.5%, less foreign tax credits. Under U.S. GAAP, the Company can make an accounting policy election to either recognize deferred taxes for temporary differences expected to impact GILTI in future years or provide for tax expense related to GILTI in the year the tax is incurred as a period expense. The Company has elected to treat tax generated by GILTI provisions as a period expense. The Company has no GILTI inclusion for the fiscal year ended July 31, 2022.

The Act also includes a favorable tax treatment for certain Foreign Derived Intangible Income (“FDII”), effective for the Company starting August 1, 2018. The Company’s estimate for FDII had a material impact to the effective income tax rate and income tax expense for the fiscal year ended July 31, 2022.

The Company’s effective income tax rates were 18.7%, 16.5%, and 12.6% for fiscal 2022, 2021 and 2020, respectively. The Company’s U.S. federal statutory tax rate for fiscal years 2022, 2021 and 2020 was 21.0%. The effective tax rate for the fiscal year ending July 31, 2022 was unfavorably impacted by $8.2 million of discrete tax adjustments made in connection with finalizing the Company’s fiscal year 2021 tax return, favorably impacted by $17.0 million of discrete tax items related to amending previously filed income tax returns, and favorably impacted by a $37.2 million FDII deduction in the current year. The effective tax rate for the fiscal year ending July 31, 2021 was favorably impacted by $19.8 million of discrete tax adjustments made in connection with finalizing the Company’s fiscal year 2020 tax return. The effective tax rate for the fiscal year ending July 31, 2020 was negatively impacted by $1.7 million of discrete tax items related to amending previously filed income tax returns.

The effective tax rates were also impacted by the recognition of excess tax benefits from the exercise of employee stock-based compensation of $14.4 million, $29.8 million, and $92.5 million, for fiscal years ended July 31, 2022, 2021 and 2020, respectively.

The Company invested in renewable energy which is expected to generate investment tax credits of approximately $10 million the Company can utilize to reduce its tax liability on its fiscal year 2022 tax return.

The Company’s ability to realize deferred tax assets is dependent on its ability to generate future taxable income. Accordingly, the Company has established a valuation allowance in taxable jurisdictions where the utilization of the tax assets is uncertain. Additional timing differences or future tax losses may occur which could warrant a need for establishing additional valuation allowances against certain deferred tax assets. During fiscal year 2022, the Company recorded a $4.2 million increase in valuation allowances primarily due to additional operating losses generated in foreign jurisdictions unlikely to be realized.

As of July 31, 2022 and 2021, the Company had foreign operating losses of $29.9 million and $24.4 million, respectively. The foreign operating losses, subject to certain limitations, usually can be carried forward indefinitely. However, these losses are subject to valuation allowance based on realizability. The valuation allowance for the fiscal year ended July 31, 2022 and 2021 was $29.2 million and $25.0 million, respectively, which are primarily related to operating losses in certain foreign jurisdictions.

The following table summarizes the activities related to the Company’s unrecognized tax benefits resulting from uncertain tax positions.

	July 31,
(In thousands)	2022	2021	2020
Beginning balance	$47,061	$36,123	$27,537
Increases related to current year tax positions	14,809	13,122	8,196
Prior year tax positions:
Increases recognized during the period	1,393	8,782	6,390
Decreases recognized during the period	(2,163)	(5,749)	(1,603)
Cash settlements during the period	(3,524)	(3,261)	(1,182)
Lapse of statute of limitations	(1,822)	(1,956)	(3,215)
Ending balance	$55,754	$47,061	$36,123

As of July 31, 2022 and 2021, if recognized, the portion of liabilities for unrecognized tax benefits resulting from uncertain tax positions that would favorably affect the Company’s effective tax rate was $44.2 million and $37.8 million, respectively. It is possible that the amount of unrecognized tax benefits will change in the next twelve months, due to tax legislation updates or future audit outcomes; however, an estimate of the range of the possible change cannot be made at this time.

The Company recognizes interest and penalties related to income tax matters in income tax expense. As of July 31, 2022, 2021 and 2020, the Company had accrued interest and penalties related to unrecognized tax benefits of $8.9 million, $7.2 million and $8.9 million, respectively.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is currently under examination by certain taxing authorities in the U.S. for fiscal years between 2016 and 2019. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company’s consolidated results of operations and financial position.

The Act significantly lowered the additional federal income tax upon the repatriation of undistributed earnings generated by our foreign subsidiaries. As the Company determined these undistributed foreign earnings along with any additional outside basis differences were indefinitely reinvested as of July 31, 2022, no deferred tax was therefore provided. The undistributed earnings, as of July 31, 2022, were estimated to be approximately $300.0 million. The Company believes it is not practicable to estimate the amount of deferred tax liability related to the entire outside basis differences due to the complexity of the calculation and the uncertainty regarding assumptions necessary to compute the tax. However, the Company would not anticipate any significant tax liability associated with the repatriation of the undistributed earnings.

NOTE 14 — Segments and Other Geographic Reporting

The Company’s U.S. and International regions are considered two separate operating segments and are disclosed as two reportable segments. The segments represent geographic areas and reflect how the chief operating decision maker allocates resources and measures results, including total revenues and operating income.

The following tables present financial information by segment:

	Year Ended July 31, 2022
(In thousands)	United States	International	Total
Service revenues	$2,533,165	$319,875	$2,853,040
Vehicle sales	411,985	235,896	647,881
Total service revenues and vehicle sales	2,945,150	555,771	3,500,921
Yard operations	1,123,986	185,511	1,309,497
Cost of vehicle sales	380,928	204,275	585,203
General and administrative	192,667	38,557	231,224
Operating income	$1,247,569	$127,428	$1,374,997

Depreciation and amortization, excluding debt costs	$120,635	$17,350	$137,985
Capital expenditures, including acquisitions	297,632	146,420	444,052
Total assets	4,615,788	693,076	5,308,864
Goodwill	270,269	131,685	401,954

	Year Ended July 31, 2021
(In thousands)	United States	International	Total
Service revenues	$2,017,504	$274,363	$2,291,867
Vehicle sales	254,568	146,076	400,644
Total service revenues and vehicle sales	2,272,072	420,439	2,692,511
Yard operations	849,037	154,255	1,003,292
Cost of vehicle sales	227,365	118,763	346,128
General and administrative	172,115	34,550	206,665
Operating income	$1,023,555	$112,871	$1,136,426

Depreciation and amortization, excluding debt costs	$107,765	$14,206	$121,971
Capital expenditures, including acquisitions	390,706	77,290	467,996
Total assets	3,900,712	661,431	4,562,143
Goodwill	270,305	85,412	355,717

	Year Ended July 31, 2020
(In thousands)	United States	International	Total
Service revenues	$1,714,724	$232,416	$1,947,140
Vehicle sales	145,962	112,481	258,443
Total service revenues and vehicle sales	1,860,686	344,897	2,205,583
Yard operations	828,066	144,421	972,487
Cost of vehicle sales	135,095	90,199	225,294
General and administrative	154,346	37,357	191,703
Operating income	$743,179	$72,920	$816,099

Depreciation and amortization, excluding debt costs	$90,818	$10,572	$101,390
Capital expenditures, including acquisitions	568,773	34,901	603,674

NOTE 15 — Commitments and Contingencies

Commitments

Letters of Credit

Under a letter of credit facility separate from our Revolving Loan Facility, the Company had outstanding letters of credit of $23.4 million at July 31, 2022, which are primarily used to secure certain insurance obligations.

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

NOTE 17 — Related Party Transactions

There were no amounts due to or from related parties as of July 31, 2022 and 2021.

NOTE 18 — Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan covering its eligible employees. The plan is available to all U.S. employees who meet minimum age and service requirements and provides employees with tax deferred salary deductions and alternative investment options. The Company matches 20% of employee contributions up to 15% of employee salary deferral. The Company recognized expenses of $1.9 million, for the years ended July 31, 2022, and $1.9 million, for the year ended July 31, 2021and 2020, related to this plan.

The Company also sponsors an additional defined contribution plan for its U.K. employees, which is available to all U.K. employees who meet minimum service requirements. The Company matches up to 5% of employee contributions. The Company recognized expenses of $1.4 million, $1.4 million, and $1.2 million for the years ended July 31, 2022, 2021 and 2020, respectively, related to this plan.