Form 10-Q
period 2022-10-31
COPART INC
filed 2022-11-18
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 17, 2022, 476,300,011 shares of the registrant’s common stock were outstanding.

Copart, Inc.
Index to the Quarterly Report
October 31, 2022

Copart, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	October 31, 2022	July 31, 2022
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$1,539,391	$1,384,236
Accounts receivable, net	628,964	578,573
Vehicle pooling costs	116,526	112,242
Inventories	53,866	58,791
Income taxes receivable	5,261	49,882
Prepaid expenses and other assets	20,597	18,731
Total current assets	2,364,605	2,202,455
Property and equipment, net	2,582,481	2,485,764
Operating lease right-of-use assets	112,530	116,303
Intangibles, net	51,847	54,680
Goodwill	394,844	401,954
Other assets	87,370	47,708
Total assets	$5,593,677	$5,308,864
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$446,974	$399,034
Deferred revenue	19,319	20,061
Income taxes payable	16,101	—
Current portion of operating and finance lease liabilities	22,083	21,794
Total current liabilities	504,477	440,889
Deferred income taxes	77,452	80,060
Income taxes payable	65,275	64,637
Operating and finance lease liabilities, net of current portion	91,670	95,683
Long-term debt and other liabilities, net of discount	1,969	1,996
Total liabilities	740,843	683,265
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.0001 par value - 5,000,000 shares authorized; none issued	—	—
Common stock: $0.0001 par value - 1,600,000,000 shares authorized; 476,195,814 and 476,081,948 shares issued and outstanding, respectively.	48	48
Additional paid-in capital	849,761	838,508
Accumulated other comprehensive loss	(198,936)	(169,365)
Retained earnings	4,201,961	3,956,408
Total stockholders’ equity	4,852,834	4,625,599
Total liabilities and stockholders’ equity	$5,593,677	$5,308,864
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended October 31,
(In thousands, except per share amounts)	2022	2021
Service revenues and vehicle sales:
Service revenues	$726,840	$667,818
Vehicle sales	166,532	142,314
Total service revenues and vehicle sales	893,372	810,132
Operating expenses:
Yard operations	372,777	298,694
Cost of vehicle sales	151,112	126,408
General and administrative	57,980	54,909
Total operating expenses	581,869	480,011
Operating income	311,503	330,121
Other expense:
Interest income (expense), net	4,422	(5,107)
Other (expense) income, net	(2,822)	812
Total other income (expense)	1,600	(4,295)
Income before income taxes	313,103	325,826
Income tax expense	67,255	65,463
Net income	$245,848	$260,363

Basic net income per common share	$0.52	$0.55
Weighted average common shares outstanding	476,099	474,136

Diluted net income per common share	$0.51	$0.54
Diluted weighted average common shares outstanding	482,168	482,442
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended October 31,
(In thousands)	2022	2021
Comprehensive income, net of tax:
Net income	$245,848	$260,363
Other comprehensive income:
Foreign currency translation adjustments	(29,571)	(10,518)
Comprehensive income	$216,277	$249,845
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital
(In thousands, except share amounts)	Outstanding Shares	Amount			Retained Earnings	Stockholders’ Equity
Balances at July 31, 2022	476,081,948	$48	$838,508	$(169,365)	$3,956,408	$4,625,599
Net income	—	—	—	—	245,848	245,848
Currency translation adjustment	—	—	—	(29,571)	—	(29,571)
Exercise of stock options, net of repurchased shares	75,554	—	1,061	—	(295)	766
Stock-based compensation	38,312	—	10,192	—	—	10,192
Balances at October 31, 2022	476,195,814	48	849,761	(198,936)	4,201,961	4,852,834

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital
(In thousands, except share amounts)	Outstanding Shares	Amount			Retained Earnings	Stockholders’ Equity
Balances at July 31, 2021	474,028,546	$48	$761,810	$(100,860)	$2,868,203	$3,529,201
Net income	—	—	—	—	260,363	260,363
Currency translation adjustment	—	—	—	(10,518)	—	(10,518)
Exercise of stock options, net of repurchased shares	291,972	—	5,572	—	(249)	5,323
Stock-based compensation	42,182	—	9,452	—	—	9,452
Balances at October 31, 2021	474,362,700	48	776,834	(111,378)	3,128,317	3,793,821
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended October 31,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income	$245,848	$260,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt cost	39,327	32,049
Allowance for credit loss	1,396	295
Equity in losses of unconsolidated affiliates	2,122	168
Stock-based compensation	10,192	9,452
Gain on sale of property and equipment	(113)	(440)
Deferred income taxes	(1,780)	8,319
Changes in operating assets and liabilities:
Accounts receivable	(53,837)	(82,676)
Vehicle pooling costs	(4,643)	(21,697)
Inventories	4,020	(3,463)
Prepaid expenses, other current and non-current assets	(35,303)	3,071
Operating lease right-of-use assets and lease liabilities	52	382
Accounts payable and accrued liabilities	40,372	62,013
Deferred revenue	(588)	(979)
Income taxes receivable	44,595	19,479
Income taxes payable	19,899	26,204
Net cash provided by operating activities	311,559	312,540
Cash flows from investing activities:
Purchases of property and equipment	(152,655)	(64,696)
Proceeds from sale of property and equipment	185	813
Net cash used in investing activities	(152,470)	(63,883)
Cash flows from financing activities:
Proceeds from the exercise of stock options	1,061	5,572
Payments for employee stock-based tax withholdings	(295)	(249)
Payments of finance lease obligations	(7)	(157)
Net cash provided by financing activities	759	5,166
Effect of foreign currency translation	(4,693)	(3,710)
Net increase in cash, cash equivalents, and restricted cash	155,155	250,113
Cash, cash equivalents, and restricted cash at beginning of period	1,384,236	1,048,260
Cash, cash equivalents, and restricted cash at end of period	$1,539,391	$1,298,373
Supplemental disclosure of cash flow information:
Interest paid	$64	$5,080
Income taxes paid, net of refunds	$5,700	$10,089
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Notes to Consolidated Financial Statements
October 31, 2022
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
Principles of Consolidation
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature considered necessary for fair presentation of the Company’s financial position as of October 31, 2022 and July 31, 2022, its consolidated statements of income, comprehensive income and stockholders’ equity for the three months ended October 31, 2022 and 2021, and its cash flows for the three months ended October 31, 2022 and 2021. Interim results for the three months ended October 31, 2022 are not necessarily indicative of the results that may be expected for any future period, or for the entire year ending July 31, 2023. These consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2022. Certain prior year amounts have been reclassified to conform to current year presentation.
The consolidated financial statements of the Company include the accounts of the parent company and its wholly-owned subsidiaries. Significant intercompany transactions and balances have been eliminated in consolidation.

On October 3, 2022, the Company’s Board of Directors approved a two-for-one common stock split effected in the form of a stock dividend subject to and contingent upon, among other things, obtaining stockholder approval of an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock. On October 31, 2022, the Company’s stockholders approved such increase at a special meeting of stockholders. As such, on November 3, 2022, the Company effected the two-for-one stock dividend to stockholders of record as of October 6, 2022. The stock dividend increased the number of shares of common stock outstanding and all share and per share amounts have been retroactively adjusted for the stock dividend, as of the date earliest presented in these financial statements. Certain prior year amounts have been retroactively adjusted to conform to current year presentation.
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

	Three Months Ended October 31,
(In thousands)	2022	2021
Service revenues
United States	$651,657	$590,758
International	75,183	77,060
Total service revenues	$726,840	$667,818
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

	Three Months Ended October 31,
(In thousands)	2022	2021
Vehicle sales
United States	$97,192	$87,703
International	69,340	54,611
Total vehicle sales	$166,532	$142,314
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

The change in the carrying amount of contract assets was as follows (In thousands):

Balance as of July 31, 2022	$4,778
Capitalized contract assets during the period	25,000
Costs amortized during the period	(930)
Effect of foreign currency exchange rates	(111)
Balance as of October 31, 2022	$28,737
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
The cumulative effects of foreign currency exchange rate fluctuations were as follows (In thousands):

Cumulative loss on foreign currency translation as of July 31, 2021	$(100,860)
Loss on foreign currency translation	(68,505)
Cumulative loss on foreign currency translation as of July 31, 2022	$(169,365)
Loss on foreign currency translation	(29,571)
Cumulative loss on foreign currency translation as of October 31, 2022	$(198,936)
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
The amounts recorded for financial instruments in the Company’s consolidated financial statements, which included cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximated their fair values as of October 31, 2022 and July 31, 2022, due to the short-term nature of those instruments and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments.
Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments purchased with original maturities of three months or less at the time of purchase to be cash equivalents. Cash, cash equivalents, and restricted cash include cash held in checking, U.S. Treasury Bills, and money market accounts. The Company periodically invests its excess cash in money market funds and U.S. Treasury Bills. The Company’s cash, cash equivalents, and restricted cash are placed with high credit quality financial institutions. The carrying values of the Company’s cash equivalents that were not carried at fair value in the consolidated balance sheets were $1,358.0 million and $1,237.0 million as of October 31, 2022 and July 31, 2022, respectively, and fair values of the Company’s cash equivalents that were not carried at fair value in the consolidated balance sheets were $1,360.3 million and $1,237.3 million as of October 31, 2022 and July 31, 2022, respectively.
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
Total gross capitalized software as of October 31, 2022 and July 31, 2022 was $81.1 million and $78.2 million, respectively. Accumulated amortization expense related to software as of October 31, 2022 and July 31, 2022 totaled $54.5 million and $52.5 million, respectively.
NOTE 2 — Acquisitions
Fiscal Year 2022 Transactions
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
The Hills acquisition was undertaken for the strategic fit to the Company. This acquisition has been accounted for using the purchase method in accordance with ASC 805, Business Combinations, which resulted in the recognition of goodwill in the Company’s consolidated financial statements. Goodwill arose because the purchase price reflected a number of factors, including future earnings and cash flow potential; the comparable multiples of earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers; and the complementary strategic fit and resulting synergies brought to existing operations. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and is not amortized for financial reporting purposes. The acquisition of Hills is currently undergoing review by the U.K. Competition and Markets Authority. Given the timing of the acquisition the Company has not completed its determination of the fair value of assets acquired and liabilities assumed and the amount shown in the table above are preliminary amounts. The estimates and assumptions used in the preliminary purchase price allocation are subject to change if additional information, which existed as of the acquisition date, becomes known to the Company. However, the Company believes any changes to the preliminary purchase price allocation will not have a material impact to the Company’s consolidated financial position and results of operations.
The Company used third party market rates to assist in the determination of the fair value of the land and buildings acquired which are Level II inputs. The Hills acquisition did not result in a significant change in the Company’s consolidated results of operations; therefore, pro forma financial information has not been presented. The operating results have been included in the Company’s consolidated financial position and results of operations since the acquisition date.

NOTE 3 — Accounts Receivable, Net
Accounts receivable, net consisted of:

(In thousands)	October 31, 2022	July 31, 2022
Advance charges receivable	$476,672	$440,650
Trade accounts receivable	142,010	137,243
Other receivables	18,046	7,257
	636,728	585,150
Less: Allowance for credit loss	(7,764)	(6,577)
Accounts receivable, net	$628,964	$578,573
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
NOTE 4 — Property and Equipment, Net
Property and equipment, net consisted of the following:

(In thousands)	October 31, 2022	July 31, 2022
Land	$1,595,410	$1,526,446
Buildings and improvements	1,245,331	1,209,331
Transportation and other equipment	449,017	429,405
Office furniture and equipment	83,491	84,728
Software	81,051	78,216
	3,454,300	3,328,126
Less: Accumulated depreciation and amortization	(871,819)	(842,362)
Property and equipment, net	$2,582,481	$2,485,764
Depreciation expense on property and equipment was $37.2 million and $29.9 million for the three months ended October 31, 2022 and 2021, respectively.
NOTE 5 – Leases
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
Components of lease expense were as follows:

	Three Months Ended October 31,
(In thousands)	2022	2021
Operating lease expense	$6,860	$7,067
Finance lease expense:
Amortization of right-of-use assets	7	153
Interest on finance lease liabilities	—	2
Short-term lease expense	1,169	1,768
Variable lease expense	239	224
Total lease expense	$8,275	$9,214
Supplemental cash flow information related to leases as of October 31, 2022 were as follows:

	Three Months Ended October 31,
(In thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$6,635	$6,697
Operating cash flows related to finance leases	—	2
Financing cash flows related to finance leases	7	157
Right-of-use assets obtained in exchange for new operating lease liabilities	7,667	10,823
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—
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
The cost of the leased space as of October 31, 2022 and July 31, 2022 was $51.2 million and $51.2 million, respectively. The accumulated depreciation associated with the leased assets as of October 31, 2022 and July 31, 2022 was $3.0 million and $2.8 million, respectively. Both the leased assets and accumulated depreciation are included in Property and equipment, net on the consolidated balance sheet. Rental income from these operating leases was $4.1 million and $3.5 million for the three months ended October 31, 2022 and 2021, respectively, and is included within Service revenues on the consolidated statements of income.
NOTE 6 – Goodwill and Intangible Assets
The following table sets forth amortizable intangible assets by major asset class:

(In thousands)	October 31, 2022	July 31, 2022
Amortized intangibles:
Supply contracts and customer relationships	$70,920	$71,875
Trade names	18,887	18,896
Licenses and databases	612	633
Accumulated amortization	(38,572)	(36,724)
Intangibles, net	$51,847	$54,680
Aggregate amortization expense on amortizable intangible assets was $1.9 million and $1.8 million for the three months ended October 31, 2022 and 2021, respectively.

The change in the carrying amount of goodwill was as follows:

(In thousands)
Balance as of July 31, 2022	$401,954
Effect of foreign currency exchange rates	(7,110)
Balance as of October 31, 2022	$394,844
NOTE 7 – Long-Term Debt
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
Borrowings under the Second Amended and Restated Credit Agreement bear interest based on, at our option, either (1) the applicable fixed rate plus 1.00% to 1.75% or (2) the daily rate plus 0.0% to 0.75%, in each case, depending on Copart’s consolidated total net leverage ratio. Additionally, the unused revolving commitments under the Second Amended and Restated Credit Agreement are subject to the payment of a customary commitment fee at a range of 0.175% to 0.275%, depending on Copart’s consolidated total net leverage ratio. The applicable fixed rates described above with respect to borrowings denominated in (1) U.S. Dollars is SOFR plus certain “spread adjustments” described in the Second Amended and Restated Credit Agreement, (2) Pounds Sterling is SONIA plus certain “spread adjustments” described in the Second Amended and Restated Credit Agreement, (3) Euro is EURIBOR, and (4) Canadian Dollars is CDOR. The Company had no outstanding borrowings under the Revolving Loan Facility as of October 31, 2022 and July 31, 2022.
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
The Second Amended and Restated Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Second Amended and Restated Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of October 31, 2022, the consolidated total net leverage ratio was (0.91):1. Minimum liquidity available as of October 31, 2022 was $2.7 billion. Accordingly, the Company does not believe that the provisions of the Second Amended and Restated Credit Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Second Amended and Restated Credit Agreement as of October 31, 2022.
Related to execution of the Second Amended and Restated Credit Agreement, the Company incurred $2.7 million in costs, which were capitalized as debt issuance fees. The debt discount is amortized to interest expense over the term of the respective debt instruments and is classified as reductions of the outstanding liability.

NOTE 8 – Net Income Per Share
The table below reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended October 31,
(In thousands)	2022	2021
Weighted average common shares outstanding	476,099	474,136
Effect of dilutive securities	6,069	8,306
Weighted average common and dilutive potential common shares outstanding	482,168	482,442
There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive earnings per share calculation were 1,642,800 and 110,500 options to purchase the Company’s common stock for the three months ended October 31, 2022 and 2021, respectively, because their inclusion would have been anti-dilutive.

NOTE 9 – Stock-based Compensation
The Company recognizes compensation expense for stock option awards without a market condition on a straight-line basis over the requisite service period of the award. The following is a summary of activity for the Company’s stock options for the three months ended October 31, 2022:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2022	11,394	$29.31	5.50	$398,331
Grants of options	—	—
Exercises	(64)	13.26
Forfeitures or expirations	(262)	54.31
Outstanding as of October 31, 2022	11,068	$28.81	5.09	$324,456
Exercisable as of October 31, 2022	8,889	$24.36	4.43	$298,758
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. The number of options that were in-the-money was 12,483,348 at October 31, 2022.
The Company grants option awards to certain executives that contain service and market conditions. The options will become exercisable over five years, subject to continued service by the executive, with 20% vesting on the first anniversary of the grant date and the balance vesting monthly over the subsequent four years. Separate and apart from the time-based vesting schedule, the options are also subject to a market condition requiring the trading price of Copart, Inc. common stock on the NASDAQ Global Select Market to be greater than or equal to 125% of the exercise price of the options, determined both (i) at the time of any exercise, and (ii) based on the closing price on each of the twenty consecutive trading days preceding the date of any exercise. The exercise price of the options is equivalent to the closing price of the Company’s common stock on the grant date. The fair value of the awards is determined at the grant date using either Lattice or Monte Carlo model, risk-free interest rates ranging from 0.71% to 2.38%, estimated volatility ranging from 25.2% to 25.7%, and no expected dividends. The total estimated compensation expense to be recognized by the Company over the five-year service period for these options is $44.0 million and will be recognized using the accelerated attribution method over each vesting tranche of the award. The Company recognized $3.2 million and $2.2 million in compensation expense related to these awards in the three months ended October 31, 2022 and 2021, respectively.

The following is a summary of activity for the Company’s stock option awards subject to market conditions for the three months ended October 31, 2022:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2022	2,810	$47.83	8.33	$45,590
Grants of options	—	—
Exercises	—	—
Forfeitures or expirations	—	—
Outstanding as of October 31, 2022	2,810	$47.83	8.07	$30,677
Exercisable as of October 31, 2022	984	$43.07	7.65	$14,211

The table below sets forth the stock-based compensation recognized by the Company for stock options, restricted stock, and restricted unit awards:

	Three Months Ended October 31,
(In thousands)	2022	2021
General and administrative	$8,747	$8,471
Yard operations	1,445	981
Total stock-based compensation	$10,192	$9,452
The Company’s restricted stock awards (“RSA”) and restricted stock unit awards (“RSU”) have generally been issued with vesting periods ranging from two years to five years and vest solely on service conditions. Accordingly, the Company recognizes compensation expense for RSA and RSU awards on a straight-line basis over the requisite service period of the award.

The following is a summary of activity for the Company’s RSA’s and RSU’s for the three months ended October 31, 2022:

(In thousands, except per share data)	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of July 31, 2022	354	$60.28
Grants	25	53.92
Vested	(20)	53.19
Forfeitures or expirations	(7)	50.47
Outstanding as of October 31, 2022	352	$60.42
NOTE 10 – Stock Repurchases
On September 22, 2011, the Company’s Board of Directors approved an 160 million share increase in the stock repurchase program, bringing the total current authorization to 392 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. The Company did not repurchase any shares of its common stock under the program during the three months ended October 31, 2022 or 2021. As of October 31, 2022, the total number of shares repurchased under the program was 229,098,396, and 162,901,604 shares were available for repurchase under the program.
NOTE 11 – Income Taxes
The Company’s effective income tax rates were 21.5% and 20.1% for the three months ended October 31, 2022 and 2021, respectively, which differs from the U.S. statutory rate of 21% primarily due to state income taxes, deduction for Foreign Derived Intangible Income, and excess tax benefits associated with equity-based compensation.
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
The following table presents financial information by segment:

	Three Months Ended October 31, 2022			Three Months Ended October 31, 2021
(In thousands)	United States	International	Total	United States	International	Total
Service revenues	$651,657	$75,183	$726,840	$590,758	$77,060	$667,818
Vehicle sales	97,192	69,340	166,532	87,703	54,611	142,314
Total service revenues and vehicle sales	748,849	144,523	893,372	678,461	131,671	810,132
Yard operations	326,244	46,533	372,777	256,621	42,073	298,694
Cost of vehicle sales	92,439	58,673	151,112	80,342	46,066	126,408
General and administrative	47,538	10,442	57,980	46,548	8,361	54,909
Operating income	$282,628	$28,875	$311,503	$294,949	$35,172	$330,121

Depreciation and amortization	$34,935	$4,123	$39,058	$27,725	$4,035	$31,760
Capital expenditures and acquisitions	136,283	16,372	152,655	54,272	10,424	64,696

	October 31, 2022			July 31, 2022
(In thousands)	United States	International	Total	United States	International	Total
Total assets	$4,870,941	$722,736	$5,593,677	$4,615,788	$693,076	$5,308,864
Goodwill	270,269	124,575	394,844	270,269	131,685	401,954

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
Beyond our environmental stewardship, we also support the world’s communities in two important ways. First, we believe that we contribute to economic development and well-being by enabling more affordable access to mobility around the world. For example, many of the automobiles sold through our auction platform are purchased for use in developing countries where affordable transportation is a critical enabler of education, health care, and well-being more generally. Secondly, because of the special role we play in responding to catastrophic weather events, we believe we contribute to disaster recovery and resilience in the communities we serve. For example, we mobilized our people, and engaged with a multitude of service providers to timely retrieve, store, and remarket tens of thousands of flood-damaged vehicles in South Florida in the wake of Hurricane Ian in the fall of 2022.
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
Other (Expense) Income: Other (expense) income consists primarily of interest expense on long-term debt, see Notes to Unaudited Consolidated Financial Statements, Note 7 – Long-Term Debt; foreign exchange rate gains and losses; gains and losses from the disposal of assets, which will fluctuate based on the nature of these activities each period; and earnings from unconsolidated affiliates.
Liquidity and Cash Flows: Our primary source of working capital is cash operating results and debt financing. The primary source of our liquidity is our cash and cash equivalents and Revolving Loan Facility. The primary factors affecting cash operating results are: (i) seasonality; (ii) market wins and losses; (iii) supplier mix; (iv) accident frequency; (v) total loss frequency; (vi) volume from our existing suppliers; (vii) commodity pricing; (viii) used car pricing; (ix) foreign currency exchange rates; (x) product mix; (xi) contract mix to the extent applicable; (xii) our capital expenditures; and (xiii) other macroeconomic factors. These factors are further discussed in the Results of Operations and Risk Factors sections of this Quarterly Report on Form 10-Q.
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
The following tables set forth operational facilities that we have opened and are now operational from August 1, 2021 through October 31, 2022:

United States Locations	Date
Mobile South, Alabama	August 2021
Madison, Wisconsin	October 2021
Augusta, Georgia	April 2022
Milwaukee South, Wisconsin	May 2022
Punta Gorda, Florida	June 2022
Anchorage, Alaska	August 2022
Rapid City, South Dakota	August 2022
Kansas City, Missouri	September 2022

International Locations	Geographic Service Area	Date
Barcelona, Spain	Spain	September 2021
Halifax, Novia Scotia	Canada	April 2022
The following table sets forth the operational facilities obtained through business acquisitions from August 1, 2021 through October 31, 2022:

Locations	Geographic Service Area	Date
Skelmersdale, England	United Kingdom	July 2022
Dumfries, England	United Kingdom	July 2022
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

Results of Operations
The following table shows certain data from our consolidated statements of income expressed as a percentage of total service revenues and vehicle sales for the three months ended October 31, 2022 and 2021:

	Three Months Ended October 31,
(In percentages)	2022	2021
Service revenues and vehicle sales:
Service revenues	81%	82%
Vehicle sales	19%	18%
Total service revenues and vehicle sales	100%	100%

Operating expenses:
Yard operations	42%	37%
Cost of vehicle sales	17%	16%
General and administrative	6%	7%
Total operating expenses	65%	60%
Operating income	35%	40%
Other expense	—%	(1)%
Income before income taxes	35%	39%
Income taxes	8%	8%
Net income	27%	31%
Comparison of the Three Months Ended October 31, 2022 and 2021
The following table presents a comparison of service revenues for the three months ended October 31, 2022 and 2021:

	Three Months Ended October 31,
(In thousands)	2022	2021	Change	% Change
Service revenues
United States	$651,657	$590,758	$60,899	10.3%
International	75,183	77,060	(1,877)	(2.4)%
Total service revenues	$726,840	$667,818	$59,022	8.8%
Service Revenues. The increase in service revenue during the three months ended October 31, 2022 of $59.0 million or 8.8%, as compared to the same period last year resulted from (i) an increase in the U.S. of $60.9 million and (ii) a decrease in International of $1.9 million. The growth in the U.S. was driven primarily by (i) an increase in revenue per car due to higher auction selling prices, which we believe is due to a change in mix of vehicles sold and reduced supply and (ii) an increase in volume. Excluding the unfavorable impact of $10.9 million due to changes in foreign currency exchange rates, primarily from the change in the European Union euro, Canadian dollar and British Pound to U.S. dollar exchange rates, net against a favorable impact of the Brazilian Real to the U.S. dollar exchange rate, the growth in International was driven primarily by an increase in revenue per car due to a change in mix of vehicles sold and an increase in volume.
The following table presents a comparison of vehicle sales for the three months ended October 31, 2022 and 2021:

	Three Months Ended October 31,
(In thousands)	2022	2021	Change	% Change
Vehicle sales
United States	$97,192	$87,703	$9,489	10.8%
International	69,340	54,611	14,729	27.0%
Total vehicle sales	$166,532	$142,314	$24,218	17.0%

Vehicle Sales. The increase in vehicle sales for the three months ended October 31, 2022 of $24.2 million, or 17.0%, as compared to the same period last year resulted from (i) an increase in the U.S. of $9.5 million and an (ii) an increase in International of $14.7 million. The increase in the U.S. was primarily (i) the result of increased volume and (ii) higher average auction selling prices, which we believe was due to a change in the mix of vehicles sold, increased demand, and reduced supply. Excluding an unfavorable impact of $12.8 million due to changes in foreign currency exchange rates, primarily from the unfavorable change in the European Union euro and British Pound to U.S. dollar exchange rates, the increase in International was primarily the result of higher average auction selling prices, which we believe was due to a change in mix of vehicles sold combined with increased prices resulting from restrictions within the global supply chain for automobiles.
The following table presents a comparison of yard operations expenses for the three months ended October 31, 2022 and 2021:

	Three Months Ended October 31,
(In thousands)	2022	2021	Change	% Change
Yard operations expenses
United States	$326,244	$256,621	$69,623	27.1%
International	46,533	42,073	4,460	10.6%
Total yard operations expenses	$372,777	$298,694	$74,083	24.8%

Yard operations expenses, excluding depreciation and amortization
United States	$295,850	$234,019	$61,831	26.4%
International	42,567	38,233	4,334	11.3%

Yard depreciation and amortization
United States	$30,394	$22,602	$7,792	34.5%
International	3,966	3,840	126	3.3%
Yard Operations Expenses. The increase in yard operations expense for the three months ended October 31, 2022 of $74.1 million, or 24.8%, as compared to the same period last year resulted from (i) increase in the U.S. of $69.6 million and (ii) increase in International of $4.5 million. The increase in the U.S. compared to the same period last year relates to an increase in volume combined with an increase in the cost to process each car. The increase in cost to process each car was driven by increased subhaul costs, and labor costs, combined with an increase in premiums for catastrophic related subhaul, labor costs incurred from overtime, and increased travel, lodging, and equipment lease cost associated with Hurricane Ian. The cost impact of Hurricane Ian in the quarter was $25 million. The increase in International relates primarily to an increase in volume and an increase in subhaul and fuel costs. Excluding a favorable impact of $6.4 million due to changes in foreign currency exchange rates, primarily from the favorable change in the European Union euro and British Pound to U.S. dollar exchange rate. Included in yard operations expenses were depreciation and amortization expenses. The increase in yard operations depreciation and amortization expenses during the three months ended October 31, 2022 as compared to the same period last year resulted primarily from depreciating new and expanded facilities placed into service in the U.S.
The following table presents a comparison of cost of vehicle sales for the three months ended October 31, 2022 and 2021:

	Three Months Ended October 31,
(In thousands)	2022	2021	Change	% Change
Cost of vehicle sales
United States	$92,439	$80,342	$12,097	15.1%
International	58,673	46,066	12,607	27.4%
Total cost of vehicle sales	$151,112	$126,408	$24,704	19.5%

Cost of Vehicle Sales. The increase in cost of vehicle sales for the three months ended October 31, 2022 of $24.7 million, or 19.5%, as compared to the same period last year resulted from (i) an increase in the U.S. of $12.1 million and (ii) an increase in International of $12.6 million. The increase in the U.S. was primarily the result of increased volume and higher average purchase prices, which we believe was due to a change in the mix of vehicles sold, increased demand, and reduced supply. Excluding the favorable impact of $10.7 million due to changes in foreign currency exchange rates, primarily from the favorable change in the European Union euro, and British Pound to U.S. dollar exchange rates, the increase in International of $12.6 million was primarily higher average purchase prices due to the change in mix of vehicles sold, increased demand and reduced supply, and an increase in volume.
The following table presents a comparison of general and administrative expenses for the three months ended October 31, 2022 and 2021:

	Three Months Ended October 31,
(In thousands)	2022	2021	Change	% Change
General and administrative expenses
United States	$47,538	$46,548	$990	2.1%
International	10,442	8,361	2,081	24.9%
Total general and administrative expenses	$57,980	$54,909	$3,071	5.6%

General and administrative expenses, excluding depreciation and amortization
United States	$42,997	$41,423	$1,574	3.8%
International	10,286	8,163	2,123	26.0%

General and administrative depreciation and amortization
United States	$4,541	$5,125	$(584)	(11.4)%
International	156	198	(42)	(21.2)%
General and Administrative Expenses. The increase in general and administrative expenses for the three months ended October 31, 2022 of $3.1 million, or 5.6%, as compared to the same period last year resulted from (i) an increase in International of $2.1 million, and (ii) an increase in the U.S. of $1.0 million. Excluding depreciation and amortization, the increase in International of $2.1 million resulted primarily from increases in stock compensation, legal costs, travel costs and marketing costs. The increase in the U.S. of $1.6 million resulted primarily from increases in stock compensation, labor costs and travel costs net against a reduction in legal costs. Depreciation and amortization expenses for the three months ended October 31, 2022 as compared to the same period last year declined slightly driven from fully depreciating certain intangible and technology assets in the U.S. and international locations.
The following table summarizes total other expense for the three months ended October 31, 2022 and 2021:

	Three Months Ended October 31,
(In thousands)	2022	2021	Change	% Change
Total other income (expense)	$1,600	$(4,295)	$5,895	137.3%
Other Expense. The decrease in total other expense for the three months ended October 31, 2022 of $5.9 million as compared to the same period last year was primarily due to higher interest income earned from T-bills offset by unrealized foreign currency losses and a decrease in interest expense.
The following table summarizes income taxes for the three months ended October 31, 2022 and 2021:

	Three Months Ended October 31,
(In thousands)	2022	2021	Change	% Change
Income taxes	67,255	65,463	1,792	2.7%
Income Taxes. Our effective income tax rates were 21.5% and 20.1% for the three months ended October 31, 2022 and 2021, respectively. The effective tax rates in the current and prior year were impacted by the recognition of excess tax benefits from stock-based compensation. The recognition of excess tax benefits from the exercise of employee stock options is $0.6 million and $3.0 million for the three months ended October 31, 2022 and 2021, respectively.

Liquidity and Capital Resources
The following table presents a comparison of key components of our liquidity and capital resources at October 31, 2022 and July 31, 2022 and for the three months ended October 31, 2022 and 2021, respectively, excluding additional funds available to us through our Revolving Loan Facility:

(In thousands)	October 31, 2022	July 31, 2022	Change	% Change
Cash, cash equivalents, and restricted cash	$1,539,391	$1,384,236	$155,155	11.2%
Working capital	1,860,128	1,761,566	98,562	5.6%

	Three Months Ended October 31,
(In thousands)	2022	2021	Change	% Change
Operating cash flows	$311,559	$312,540	$(981)	(0.3)%
Investing cash flows	(152,470)	(63,883)	(88,587)	(138.7)%
Financing cash flows	759	5,166	(4,407)	(85.3)%

Capital expenditures and acquisitions	$(152,655)	$(64,696)	$(87,959)	(136.0)%
Cash, cash equivalents, and restricted cash and working capital increased $155.2 million and $98.6 million at October 31, 2022, respectively, as compared to July 31, 2022. Cash, cash equivalents, and restricted cash increased primarily due to cash generated from operations and proceeds from stock option exercises not fully offset by capital expenditures. Working capital increased primarily from cash generated from operations and timing of cash receipts and payments, partially offset by capital expenditures, certain income tax benefits related to stock option exercises, and timing of cash payments. Cash equivalents consisted of bank deposits, U.S. Treasury Bills, and funds invested in money market accounts, which bear interest at variable rates.
Historically, we have financed our growth through cash generated from operations, public offerings of common stock, equity issued in conjunction with certain acquisitions and debt financing. Our primary source of cash generated by operations is from the collection of service fees and funds received from sale of vehicles. We expect to continue to use cash flows from operations to finance our working capital needs and to develop and grow our business. In addition to our stock repurchase program, we are considering a variety of alternative potential uses for our remaining cash balances and our cash flows from operations. These alternative potential uses include additional stock repurchases, the payment of dividends, and acquisitions. For further detail, see Notes to Unaudited Consolidated Financial Statements, Note 7 – Long-Term Debt and Note 10 – Stock Repurchases and under the subheadings “Credit Agreement” below.
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
As of October 31, 2022, $123.3 million of the $1.5 billion of cash, cash equivalents, and restricted cash was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., the repatriation of these funds could still be subject to the foreign withholding tax following the U.S. Tax Reform. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not require repatriation to fund our U.S. operations.
Net cash provided by operating activities decreased for the three months ended October 31, 2022 as compared to the same period in 2021 due to higher costs associated with Hurricane Ian. The change in operating assets and liabilities was primarily the result of an increase in cash used for prepaid and other assets of $38.7 million and income taxes payable of $6.3 million and which was offset by decrease in cash used in accounts receivable of $28.8 million and $17.1 million in vehicle pooling costs.

Net cash used in investing activities increased for the three months ended October 31, 2022 as compared to the same period in 2021 due primarily to increased capital expenditures. Our capital expenditures are primarily related to lease buyouts of certain facilities, acquiring land, opening and improving facilities, capitalized software development costs for new software for internal use and major software enhancements, and acquiring yard equipment. We continue to develop, expand and invest in new and existing facilities.
Net cash provided by financing activities decreased for the three months ended October 31, 2022 as compared to the same period in 2021 due primarily to a decrease in proceeds from the exercise of stock options.
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
On December 21, 2021, we entered into a Second Amended and Restated Credit Agreement by and among Copart, certain subsidiaries of Copart party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent (the “Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement amends and restates certain terms of the First Amended and Restated Credit Agreement, dated as of July 21, 2020, by and among Copart, the lenders party thereto, and Bank of America, N.A., as administrative agent (as successor in interest to Wells Fargo Bank, National Association) (the “Existing Credit Agreement”). The Second Amended and Restated Credit Agreement provides for, among other things, (a) an increase in the secured revolving credit commitments by $200.0 million, bringing the aggregate principal amount of the revolving credit commitments under the Second Amended and Restated Credit Agreement (the “Revolving Loan Facility”) to $1,250.0 million, (b) an increase in the letter of credit sublimit from $60.0 million to $100.0 million, (c) addition of Copart UK Limited, CPRT GmbH and Copart Autos España, S.L.U., each a wholly-owned direct or indirect foreign subsidiary of Copart, as borrowers, (d) addition of the ability to borrow under the Second and Amended and Restated Credit Agreement in certain foreign currencies including Pounds Sterling, Euro and Canadian Dollars, (e) extension of the maturity date of the revolving credit facility under the Existing Credit Agreement from July 21, 2023 to December 21, 2026, (f) replacing the LIBOR interest rate applicable to U.S. Dollar denominated borrowings with a Secured Overnight Financing Rate (“SOFR”) interest rate, and (g) changing the pricing levels with respect to the revolving loans as further described below.
We had no outstanding borrowings under the Revolving Loan Facility as of October 31, 2022 and July 31, 2022. The Credit Agreement contains customary affirmative and negative covenants and we were in compliance with all covenants related to the Credit Agreement as of October 31, 2022
Stock Repurchases
On September 22, 2011, our Board of Directors approved an 160 million share increase in the stock repurchase program, bringing the total current authorization to 392 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. We did not repurchase any shares of our common stock under the program during the three months ended October 31, 2022 or 2021. As of October 31, 2022, the total number of shares repurchased under the program was 229,098,396, and 162,901,604 shares were available for repurchase under the program.

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
Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this Quarterly Report on Form 10-Q. There have been no material changes to the critical accounting policies and estimates from what was disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022 filed with the SEC on September 27, 2022. Our significant accounting policies are described in the Notes to Unaudited Consolidated Financial Statements, Note 1 – Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q.

Recently Issued Accounting Standards
For a description of the new accounting standards that affect us, refer to the Notes to Unaudited Consolidated Financial Statements, Note 12 – Recent Accounting Pronouncements.
Contractual Obligations and Commitments
There have been no material changes during the three months ended October 31, 2022 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022, filed with the SEC on September 27, 2022.
Off-Balance Sheet Arrangements
As of October 31, 2022, we had no off-balance sheet arrangements other than a letter of credit and our funding commitments pursuant to surety bonds, none of which have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information required under this Item from what was disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022, filed with the SEC on September 27, 2022.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), or Disclosure Controls, as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation, or Controls Evaluation, was performed under the supervision and with the participation of management, including our Co-Chief Executive Officer (“Co-CEO”) and our Principal Financial Officer. Disclosure Controls are controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Co-CEO and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
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
ITEM 1A. RISK FACTORS
Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A, Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 31, 2022.
Risks Related to Our Business and Industry
We depend on a limited number of major vehicle sellers for a substantial portion of our revenues. The loss of one or more of these major sellers could adversely affect our consolidated results of operations and financial position, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.
Although no single customer accounted for more than 10% of our consolidated revenues during the three months ended October 31, 2022, a limited number of vehicle sellers historically have collectively accounted for a substantial portion of our revenues. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected revenues in those markets. There can be no assurance that our existing agreements will not be canceled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.
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
Mild weather conditions tend to result in a decrease in the available supply of salvage vehicles because traffic accidents decrease and fewer automobiles are damaged. Accordingly, mild weather can have an adverse effect on our salvage vehicle supply, only a portion of which are referred to as inventory, which would be expected to have an adverse effect on our revenue and operating results and related growth rates. Conversely, our salvage vehicle supply will tend to increase in poor weather such as a harsh winter or as a result of adverse weather-related conditions such as flooding. During periods of mild weather conditions, our ability to increase our revenues and improve our operating results and related growth will be increasingly dependent on our ability to obtain additional vehicle sellers and to compete more effectively in the market, each of which is subject to the other risks and uncertainties described in these sections. In addition, extreme weather conditions, although they increase the available supply of salvage cars, can have an adverse effect on our operating results. For example, during fiscal 2023, we recognized substantial additional costs associated with

Hurricane Ian. Weather events have had, in certain quarters, an adverse effect on our operating results, in part because of yard capacity constraints in the impacted areas of the U.S.
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
Our executive officers, directors and their affiliates beneficially own, in the aggregate, more than 11% of our issued and outstanding common stock as of October 31, 2022. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
a)Exhibits

3.1		Copart, Inc. Certificate of Incorporation
3.2		Certificate of Amendment to the Copart, Inc. Certificate of Incorporation
3.3		Bylaws of Copart, Inc.
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	(1)	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(1)	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	(1)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Date File, formatted in Inline Extensible Business Reporting Language (iXBRL) and contained in Exhibit 101
(1)		In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COPART, INC.

/s/ GAVIN RENFREW
Gavin Renfrew, Vice President of Global Accounting
(Principal Financial and Accounting Officer and duly Authorized Officer)
Date: November 18, 2022