Form 10-Q
period 2023-01-31
COPART INC
filed 2023-02-24
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 23, 2023, 476,592,516 shares of the registrant’s common stock were outstanding.

Copart, Inc.
Index to the Quarterly Report on Form 10-Q
January 31, 2023

Copart, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	January 31, 2023	July 31, 2022
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$1,660,952	$1,384,236
Accounts receivable, net	765,192	578,573
Vehicle pooling costs	133,598	112,242
Inventories	52,071	58,791
Income taxes receivable	436	49,882
Prepaid expenses and other assets	26,532	18,731
Total current assets	2,638,781	2,202,455
Property and equipment, net	2,656,273	2,485,764
Operating lease right-of-use assets	106,656	116,303
Intangibles, net	51,186	54,680
Goodwill	404,046	401,954
Other assets	75,466	47,708
Total assets	$5,932,408	$5,308,864
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$439,271	$399,034
Deferred revenue	23,796	20,061
Income taxes payable	3,820	—
Current portion of operating and finance lease liabilities	20,736	21,794
Total current liabilities	487,623	440,889
Deferred income taxes	76,471	80,060
Income taxes payable	65,322	64,637
Operating and finance lease liabilities, net of current portion	87,394	95,683
Long-term debt and other liabilities	1,946	1,996
Total liabilities	718,756	683,265
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.0001 par value - 5,000,000 shares authorized; none issued	—	—
Common stock: $0.0001 par value - 1,600,000,000 shares authorized; 476,564,148 and 476,081,948 shares issued and outstanding, respectively.	48	48
Additional paid-in capital	875,009	838,508
Accumulated other comprehensive loss	(156,507)	(169,365)
Retained earnings	4,495,102	3,956,408
Total stockholders’ equity	5,213,652	4,625,599
Total liabilities and stockholders’ equity	$5,932,408	$5,308,864
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands, except per share amounts)	2023	2022	2023	2022
Service revenues and vehicle sales:
Service revenues	$789,797	$711,090	$1,516,637	$1,378,908
Vehicle sales	166,927	156,370	333,459	298,684
Total service revenues and vehicle sales	956,724	867,460	1,850,096	1,677,592
Operating expenses:
Yard operations	375,497	323,814	748,274	622,508
Cost of vehicle sales	154,727	140,304	305,839	266,712
General and administrative	60,975	56,014	118,955	110,923
Total operating expenses	591,199	520,132	1,173,068	1,000,143
Operating income	365,525	347,328	677,028	677,449
Other expense:
Interest income (expense), net	14,480	(4,433)	18,902	(9,540)
Other expense, net	(2,902)	(840)	(5,724)	(28)
Total other income (expense)	11,578	(5,273)	13,178	(9,568)
Income before income taxes	377,103	342,055	690,206	667,881
Income tax expense	83,426	54,643	150,681	120,106
Net income	$293,677	$287,412	$539,525	$547,775

Basic net income per common share	$0.62	$0.61	$1.13	$1.15
Weighted average common shares outstanding	476,376	474,372	476,237	474,334

Diluted net income per common share	$0.61	$0.60	$1.12	$1.14
Diluted weighted average common shares outstanding	482,536	482,374	482,238	482,488
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands)	2023	2022	2023	2022
Comprehensive income, net of tax:
Net income	$293,677	$287,412	$539,525	$547,775
Other comprehensive income:
Foreign currency translation adjustments	42,429	(12,124)	12,858	(22,642)
Comprehensive income	$336,106	$275,288	$552,383	$525,133
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital
(In thousands, except share amounts)	Outstanding Shares	Amount			Retained Earnings	Stockholders’ Equity
Balances at July 31, 2022	476,081,948	$48	$838,508	$(169,365)	$3,956,408	$4,625,599
Net income	—	—	—	—	245,848	245,848
Currency translation adjustment	—	—	—	(29,571)	—	(29,571)
Exercise of stock options, net of repurchased shares	75,554	—	1,061	—	(295)	766
Stock-based compensation	38,312	—	10,192	—	—	10,192
Balances at October 31, 2022	476,195,814	48	849,761	(198,936)	4,201,961	4,852,834
Net income	—	—	—	—	293,677	293,677
Currency translation adjustment	—	—	—	42,429	—	42,429
Exercise of stock options, net of repurchased shares	223,426	—	9,754	—	(536)	9,218
Stock-based compensation	30,351	—	10,131	—	—	10,131
Shares issued for Employee Stock Purchase Plan	114,557	—	5,363	—	—	5,363
Balances at January 31, 2023	476,564,148	48	875,009	(156,507)	4,495,102	5,213,652
The accompanying notes are an integral part of these consolidated financial statements.

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital
(In thousands, except share amounts)	Outstanding Shares	Amount			Retained Earnings	Stockholders’ Equity
Balances at July 31, 2021	474,028,546	$48	$761,810	$(100,860)	$2,868,203	$3,529,201
Net income	—	—	—	—	260,363	260,363
Currency translation adjustment	—	—	—	(10,518)	—	(10,518)
Exercise of stock options, net of repurchased shares	291,972	—	5,572	—	(249)	5,323
Stock-based compensation	42,182	—	9,452	—	—	9,452
Balances at October 31, 2021	474,362,700	48	776,834	(111,378)	3,128,317	3,793,821
Net income	—	—	—	—	287,412	287,412
Currency translation adjustment	—	—	—	(12,124)	—	(12,124)
Exercise of stock options, net of repurchased shares	492,902	—	6,413	—	(350)	6,063
Stock-based compensation	5,534	—	9,662	—	—	9,662
Shares issued for Employee Stock Purchase Plan	87,848	—	5,022	—	—	5,022
Balances at January 31, 2022	474,948,984	48	797,931	(123,502)	3,415,379	4,089,856
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended January 31,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$539,525	$547,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt cost	78,094	65,627
Allowance for credit loss	2,133	1,695
Equity in losses of unconsolidated affiliates	4,030	685
Stock-based compensation	20,323	19,114
Gain on sale of property and equipment	(748)	(755)
Deferred income taxes	(3,309)	6,003
Changes in operating assets and liabilities:
Accounts receivable	(186,559)	(152,763)
Vehicle pooling costs	(21,268)	(29,623)
Inventories	8,001	(8,589)
Prepaid expenses, other current and non-current assets	(29,176)	(19,889)
Operating lease right-of-use assets and lease liabilities	414	657
Accounts payable and accrued liabilities	27,619	10,741
Deferred revenue	3,709	(309)
Income taxes receivable	49,430	4,577
Income taxes payable	7,615	1,655
Other liabilities	—	(53)
Net cash provided by operating activities	499,833	446,548
Cash flows from investing activities:
Purchases of property and equipment	(256,719)	(156,200)
Purchase of assets in connection with acquisitions	—	(469)
Proceeds from sale of property and equipment	16,343	1,252
Investment in unconsolidated affiliate	(1,993)	—
Purchase of held to maturity securities	—	(374,866)
Net cash used in investing activities	(242,369)	(530,283)
Cash flows from financing activities:
Proceeds from the exercise of stock options	10,815	11,985
Proceeds from the issuance of Employee Stock Purchase Plan shares	5,363	5,022
Payments for employee stock-based tax withholdings	(831)	(599)
Payments of finance lease obligations	(13)	(314)
Net cash provided by financing activities	15,334	16,094
Effect of foreign currency translation	3,918	(8,968)
Net increase (decrease) in cash, cash equivalents, and restricted cash	276,716	(76,609)
Cash, cash equivalents, and restricted cash at beginning of period	1,384,236	1,048,260
Cash, cash equivalents, and restricted cash at end of period	$1,660,952	$971,651
Supplemental disclosure of cash flow information:
Interest paid	$706	$9,311
Income taxes paid, net of refunds	$98,324	$128,972
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Notes to Consolidated Financial Statements
January 31, 2023
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
Principles of Consolidation
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature considered necessary for fair presentation of the Company’s financial position as of January 31, 2023 and July 31, 2022, its consolidated statements of income, comprehensive income and stockholders’ equity for the three and six months ended January 31, 2023 and 2022, and its cash flows for the six months ended January 31, 2023 and 2022. Interim results for the three and six months ended January 31, 2023 are not necessarily indicative of the results that may be expected for any future period, or for the entire year ending July 31, 2023. These consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2022. Certain prior year amounts have been reclassified to conform to current year presentation.
The consolidated financial statements of the Company include the accounts of the parent company and its wholly-owned subsidiaries. Significant intercompany transactions and balances have been eliminated in consolidation.

On October 3, 2022, the Company’s Board of Directors approved a two-for-one common stock split effected in the form of a stock dividend subject to and contingent upon, among other things, obtaining stockholder approval of an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock. On October 31, 2022, the Company’s stockholders approved such increase at a special meeting of stockholders. As such, on November 3, 2022, the Company effected the two-for-one stock dividend to stockholders of record as of October 6, 2022. The stock dividend increased the number of shares of common stock outstanding. Certain prior year amounts have been retroactively adjusted to conform to current year presentation.
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

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands)	2023	2022	2023	2022
Service revenues
United States	$705,733	$630,707	$1,357,390	$1,221,465
International	84,064	80,383	159,247	157,443
Total service revenues	$789,797	$711,090	$1,516,637	$1,378,908
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

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands)	2023	2022	2023	2022
Vehicle sales
United States	$82,196	$96,679	$179,387	$184,382
International	84,731	59,691	154,072	114,302
Total vehicle sales	$166,927	$156,370	$333,459	$298,684
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

The change in the carrying amount of contract assets was as follows (In thousands):

Balance as of July 31, 2022	$4,778
Capitalized contract assets during the period	25,540
Costs amortized during the period	(2,545)
Effect of foreign currency exchange rates	36
Balance as of January 31, 2023	$27,809
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
The cumulative effects of foreign currency exchange rate fluctuations were as follows (In thousands):

Cumulative loss on foreign currency translation as of July 31, 2021	$(100,860)
Loss on foreign currency translation	(68,505)
Cumulative loss on foreign currency translation as of July 31, 2022	$(169,365)
Gain on foreign currency translation	12,858
Cumulative loss on foreign currency translation as of January 31, 2023	$(156,507)
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
The amounts recorded for financial instruments in the Company’s consolidated financial statements, which included cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximated their fair values as of January 31, 2023 and July 31, 2022, due to the short-term nature of those instruments and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments.
Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments purchased with original maturities of three months or less at the time of purchase to be cash equivalents. Cash, cash equivalents, and restricted cash include cash held in checking, U.S. Treasury Bills, and money market accounts. The Company periodically invests its excess cash in money market funds and U.S. Treasury Bills. The Company’s cash, cash equivalents, and restricted cash are placed with high credit quality financial institutions. The carrying values of the Company’s cash equivalents that were not carried at fair value in the consolidated balance sheets were $1,477.5 million and $1,237.0 million as of January 31, 2023 and July 31, 2022, respectively, and fair values of the Company’s cash equivalents that were not carried at fair value in the consolidated balance sheets were $1,478.9 million and $1,237.3 million as of January 31, 2023 and July 31, 2022, respectively.
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

NOTE 3 — Accounts Receivable, Net
Accounts receivable, net consisted of:

(In thousands)	January 31, 2023	July 31, 2022
Advance charges receivable	$580,966	$440,650
Trade accounts receivable	160,121	137,243
Other receivables	32,704	7,257
	773,791	585,150
Less: Allowance for credit loss	(8,599)	(6,577)
Accounts receivable, net	$765,192	$578,573
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
NOTE 4 — Property and Equipment, Net
Property and equipment, net consisted of the following:

(In thousands)	January 31, 2023	July 31, 2022
Land	$1,647,906	$1,526,446
Buildings and improvements	1,288,499	1,209,331
Transportation and other equipment	459,597	429,405
Office furniture and equipment	86,091	84,728
Software	84,054	78,216
	3,566,147	3,328,126
Less: Accumulated depreciation and amortization	(909,874)	(842,362)
Property and equipment, net	$2,656,273	$2,485,764
Depreciation expense on property and equipment was $36.5 million and $31.4 million for the three months ended January 31, 2023 and 2022, respectively, and $73.7 million and $61.3 million for the six months ended January 31, 2023 and 2022, respectively.
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
Components of lease expense were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands)	2023	2022	2023	2022
Operating lease expense	$6,687	$6,943	$13,547	$13,997
Finance lease expense:
Amortization of right-of-use assets	5	155	12	309
Interest on finance lease liabilities	—	2	—	4
Short-term lease expense	1,134	1,723	2,303	3,491
Variable lease expense	314	330	553	554
Total lease expense	$8,140	$9,153	$16,415	$18,355
Supplemental cash flow information related to leases as of January 31, 2023 were as follows:

	Six Months Ended January 31,
(In thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$13,178	$13,344
Operating cash flows related to finance leases	—	3
Financing cash flows related to finance leases	13	314
Right-of-use assets obtained in exchange for new operating lease liabilities	8,597	14,156
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—
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
The cost of the leased space as of January 31, 2023 and July 31, 2022 was $51.2 million and $51.2 million, respectively. The accumulated depreciation associated with the leased assets as of January 31, 2023 and July 31, 2022 was $3.3 million and $2.8 million, respectively. Both the leased assets and accumulated depreciation are included in Property and equipment, net on the consolidated balance sheet. Rental income from these operating leases was $4.1 million and $3.7 million for the three months ended January 31, 2023 and 2022, respectively, and $8.3 million and $7.2 million for the six months ended January 31, 2023 and 2022, respectively, and is included within Service revenues on the consolidated statements of income.
NOTE 6 – Goodwill and Intangible Assets
The following table sets forth amortizable intangible assets by major asset class:

(In thousands)	January 31, 2023	July 31, 2022
Amortized intangibles:
Supply contracts and customer relationships	$72,196	$71,875
Trade names	18,915	18,896
Licenses and databases	673	633
Accumulated amortization	(40,598)	(36,724)
Intangibles, net	$51,186	$54,680
Aggregate amortization expense on amortizable intangible assets was $1.9 million and $1.8 million for the three months ended January 31, 2023 and 2022, respectively, and $3.8 million and $3.7 million for the six months ended January 31, 2023 and 2022, respectively.

The change in the carrying amount of goodwill was as follows:

(In thousands)
Balance as of July 31, 2022	$401,954
Effect of foreign currency exchange rates	2,092
Balance as of January 31, 2023	$404,046
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
Borrowings under the Second Amended and Restated Credit Agreement bear interest based on, at our option, either (1) the applicable fixed rate plus 1.00% to 1.75% or (2) the daily rate plus 0.0% to 0.75%, in each case, depending on Copart’s consolidated total net leverage ratio. Additionally, the unused revolving commitments under the Second Amended and Restated Credit Agreement are subject to the payment of a customary commitment fee at a range of 0.175% to 0.275%, depending on Copart’s consolidated total net leverage ratio. The applicable fixed rates described above with respect to borrowings denominated in (1) U.S. Dollars is SOFR plus certain “spread adjustments” described in the Second Amended and Restated Credit Agreement, (2) Pounds Sterling is SONIA plus certain “spread adjustments” described in the Second Amended and Restated Credit Agreement, (3) Euro is EURIBOR, and (4) Canadian Dollars is CDOR. The Company had no outstanding borrowings under the Revolving Loan Facility as of January 31, 2023 and July 31, 2022.
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
The Second Amended and Restated Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Second Amended and Restated Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of January 31, 2023, the consolidated total net leverage ratio was (1.05):1. Minimum liquidity available as of January 31, 2023 was $3.0 billion. Accordingly, the Company does not believe that the provisions of the Second Amended and Restated Credit Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Second Amended and Restated Credit Agreement as of January 31, 2023.
Related to execution of the Second Amended and Restated Credit Agreement, the Company incurred $2.7 million in costs, which were capitalized as debt issuance fees. The debt discount is amortized to interest expense over the term of the respective debt instruments and is included in other assets on the balance sheet as no amounts are outstanding on the Revolving Loan Facility.

NOTE 8 – Net Income Per Share
The table below reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands)	2023	2022	2023	2022
Weighted average common shares outstanding	476,376	474,372	476,237	474,334
Effect of dilutive securities	6,160	8,002	6,001	8,154
Weighted average common and dilutive potential common shares outstanding	482,536	482,374	482,238	482,488
There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive earnings per share calculation were 3,091,704 and 300,500 options to purchase the Company’s common stock for the three months ended January 31, 2023 and 2022, respectively, and 6,247,298 and 411,000 options to purchase the Company’s common stock for the six months ended January 31, 2023 and 2022, respectively, because their inclusion would have been anti-dilutive.

NOTE 9 – Stock-based Compensation
The Company recognizes compensation expense for stock option awards without a market condition on a straight-line basis over the requisite service period of the award. The following is a summary of activity for the Company’s stock options for the six months ended January 31, 2023:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2022	11,394	$29.31	5.50	$398,331
Grants of options	294	65.49
Exercises	(299)	36.15
Forfeitures or expirations	(263)	54.34
Outstanding as of January 31, 2023	11,126	$29.49	5.01	$414,798
Exercisable as of January 31, 2023	8,910	$24.46	4.33	$377,288
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. The number of options that were in-the-money was 13,689,922 at January 31, 2023.
The Company grants option awards to certain executives that contain service and market conditions. The options will become exercisable over five years, subject to continued service by the executive, with 20% vesting on the first anniversary of the grant date and the balance vesting monthly over the subsequent four years. Separate and apart from the time-based vesting schedule, the options are also subject to a market condition requiring the trading price of Copart, Inc. common stock on the NASDAQ Global Select Market to be greater than or equal to 125% of the exercise price of the options, determined both (i) at the time of any exercise, and (ii) based on the closing price on each of the twenty consecutive trading days preceding the date of any exercise. The exercise price of the options is equivalent to the closing price of the Company’s common stock on the grant date. The fair value of the awards is determined at the grant date using either Lattice or Monte Carlo model, risk-free interest rates ranging from 0.71% to 3.57%, estimated volatility ranging from 25.2% to 29.3%, and no expected dividends. The total estimated compensation expense to be recognized by the Company over the five-year service period for these options is $48.4 million and will be recognized using the accelerated attribution method over each vesting tranche of the award. The Company recognized $6.5 million and $4.6 million in compensation expense related to these awards in the six months ended January 31, 2023 and 2022, respectively.

The following is a summary of activity for the Company’s stock option awards subject to market conditions for the six months ended January 31, 2023:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2022	2,810	$47.83	8.33	$45,590
Grants of options	150	65.70
Exercises	—	—
Forfeitures or expirations	—	—
Outstanding as of January 31, 2023	2,960	$48.73	7.92	$52,920
Exercisable as of January 31, 2023	1,092	$43.09	7.40	$25,682

The table below sets forth the stock-based compensation recognized by the Company for stock options, restricted stock, and restricted unit awards:

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands)	2023	2022	2023	2022
General and administrative	$8,789	$8,247	$17,536	$16,718
Yard operations	1,342	1,415	2,787	2,396
Total stock-based compensation	$10,131	$9,662	$20,323	$19,114
The Company’s restricted stock awards (“RSA”) and restricted stock unit awards (“RSU”) have generally been issued with vesting periods ranging from two years to five years and vest solely on service conditions. Accordingly, the Company recognizes compensation expense for RSA and RSU awards on a straight-line basis over the requisite service period of the award.

The following is a summary of activity for the Company’s RSA and RSU for the six months ended January 31, 2023:

(In thousands, except per share data)	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of July 31, 2022	354	$60.28
Grants	263	64.01
Vested	(59)	57.67
Forfeitures or expirations	(8)	53.99
Outstanding as of January 31, 2023	550	$62.44
NOTE 10 – Stock Repurchases
On September 22, 2011, the Company’s Board of Directors approved a 160 million share increase in the stock repurchase program, bringing the total current authorization to 392 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. The Company did not repurchase any shares of its common stock under the program during the six months ended January 31, 2023 or 2022. As of January 31, 2023, the total number of shares repurchased under the program was 229,098,396, and 162,901,604 shares were available for repurchase under the program.
NOTE 11 – Income Taxes
The Company’s effective income tax rates were 21.8% and 18.0% for the six months ended January 31, 2023 and 2022, respectively, which differs from the U.S. statutory rate of 21% primarily due to state income taxes, deduction for Foreign Derived Intangible Income, and excess tax benefits associated with equity-based compensation. The effective tax rate for the year ended July 31, 2022 was also impacted by the filing of amended returns in certain jurisdictions.
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
NOTE 12 – Recent Accounting Pronouncements
Pending
On October 28, 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 creates an exception to the general recognition and measurement principle for contract assets and liabilities from contracts with customers acquired in a business combination. Under this exception, an acquirer applies ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities on the acquisition date instead of using fair value of the contract assets and contract liabilities as is required under ASC 805 Business combinations. The Company’s adoption of ASU 2021-08 is not expected to have a material impact on the Company’s consolidated results of operations and financial position.
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
The following table presents financial information by segment:

	Three Months Ended January 31, 2023			Three Months Ended January 31, 2022
(In thousands)	United States	International	Total	United States	International	Total
Service revenues	$705,733	$84,064	$789,797	$630,707	$80,383	$711,090
Vehicle sales	82,196	84,731	166,927	96,679	59,691	156,370
Total service revenues and vehicle sales	787,929	168,795	956,724	727,386	140,074	867,460
Yard operations	323,397	52,100	375,497	278,093	45,721	323,814
Cost of vehicle sales	79,040	75,687	154,727	90,263	50,041	140,304
General and administrative	49,328	11,647	60,975	46,384	9,630	56,014
Operating income	$336,164	$29,361	$365,525	$312,646	$34,682	$347,328

Depreciation and amortization	$34,121	$4,293	$38,414	$29,316	$3,987	$33,303
Capital expenditures and acquisitions	89,428	14,636	104,064	86,788	5,185	91,973

	Six Months Ended January 31, 2023			Six Months Ended January 31, 2022
(In thousands)	United States	International	Total	United States	International	Total
Service revenues	$1,357,390	$159,247	$1,516,637	$1,221,465	$157,443	$1,378,908
Vehicle sales	179,387	154,072	333,459	184,382	114,302	298,684
Total service revenues and vehicle sales	1,536,777	313,319	1,850,096	1,405,847	271,745	1,677,592
Yard operations	649,641	98,633	748,274	534,714	87,794	622,508
Cost of vehicle sales	171,480	134,359	305,839	170,605	96,107	266,712
General and administrative	96,865	22,090	118,955	92,932	17,991	110,923
Operating income	$618,791	$58,237	$677,028	$607,595	$69,854	$677,449

Depreciation and amortization	$69,057	$8,415	$77,472	$57,046	$8,028	$65,074
Capital expenditures and acquisitions	225,711	31,008	256,719	141,060	15,609	156,669

	January 31, 2023			July 31, 2022
(In thousands)	United States	International	Total	United States	International	Total
Total assets	$5,136,744	$795,664	$5,932,408	$4,615,788	$693,076	$5,308,864
Goodwill	270,269	133,777	404,046	270,269	131,685	401,954

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
Our revenue is impacted by several factors, including total loss frequency and the average vehicle auction selling price, as a significant amount of our service revenue is associated in some manner with the ultimate selling price of the vehicle. Vehicle auction selling prices are driven primarily by: (i) market demand for rebuildable, driveable vehicles; (ii) used car pricing, which we also believe has an impact on total loss frequency; (iii) end market demand for recycled and refurbished parts as reflected in demand from dismantlers; (iv) the mix of cars sold; (v) changes in the U.S. dollar exchange rate to foreign currencies, which we believe has an impact on auction participation by international buyers; (vi) restrictions within the global supply chain; and (vii) changes in commodity prices, particularly the per ton price for crushed car bodies, as we believe this has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling. We cannot specifically quantify the financial impact that commodity pricing, used car pricing, and product sales mix has on the selling price of vehicles, our service revenues, or financial results. Total loss frequency is the percentage of cars involved in accidents that insurance companies salvage rather than repair and is driven by the relationship between repair costs, used car values, and auction returns. Over the past 30 years we believe there has been an increase in overall growth in the salvage market driven by an increase in total loss frequency. This increase in total loss frequency may have been driven by changes in used car values and repair costs over the same long-term horizon, which we believe are generally trending upward. Recently we have noted fluctuations in total loss frequency. Nonetheless, we believe the long-term trend of increases in total loss frequency will continue. In the near term changes in used car prices and repair cost, may tend to reduce total loss frequency and thereby affect our growth rate. Used car values are determined by many factors, including used car supply, which is tied directly to new car sales, and the average age of cars on the road. The average age of cars on the road has continued to increase, growing from 9.6 years in 2002 to 12.2 years in 2022. Repair costs are generally based on damage severity, vehicle complexity, repair parts availability, repair parts costs, labor costs, and repair shop lead times. The factors that can influence repair costs, used car pricing, and auction returns are many and varied and we cannot predict their movements with precision.
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
Other Income and Expense: Other income consists primarily of interest income on T-bills, foreign exchange rate gains and losses; gains and losses from the disposal of assets, which will fluctuate based on the nature of these activities each period; fees and interest expense on the credit facility, and earnings from unconsolidated affiliates.
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
The following tables set forth operational facilities that we have opened and are now operational from August 1, 2021 through January 31, 2023:

United States Locations	Geographic Service Area	Date
Mobile South	Alabama	August 2021
Madison	Wisconsin	October 2021
Augusta	Georgia	April 2022
Milwaukee South	Wisconsin	May 2022
Punta Gorda	Florida	June 2022
Anchorage	Alaska	August 2022
Rapid City	South Dakota	August 2022
Kansas City	Missouri	September 2022
Grenada	Mississippi	January 2023

International Locations	Geographic Service Area	Date
Barcelona, Spain	Spain	September 2021
Halifax, Novia Scotia	Canada	April 2022
Büdingen, Hesse	Germany	January 2023
The following table sets forth the operational facilities obtained through business acquisitions from August 1, 2021 through January 31, 2023:

Locations	Geographic Service Area	Date
Skelmersdale, England	United Kingdom	July 2022
Dumfries, England	United Kingdom	July 2022
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

Results of Operations
The following table shows certain data from our consolidated statements of income expressed as a percentage of total service revenues and vehicle sales for the three and six months ended January 31, 2023 and 2022:

	Three Months Ended January 31,		Six Months Ended January 31,
(In percentages)	2023	2022	2023	2022
Service revenues and vehicle sales:
Service revenues	83%	82%	82%	82%
Vehicle sales	17%	18%	18%	18%
Total service revenues and vehicle sales	100%	100%	100%	100%

Operating expenses:
Yard operations	39%	37%	40%	37%
Cost of vehicle sales	16%	16%	17%	16%
General and administrative	6%	6%	6%	7%
Total operating expenses	61%	59%	63%	60%
Operating income	39%	41%	37%	40%
Other income (expense)	1%	(1)%	1%	(1)%
Income before income taxes	40%	40%	38%	39%
Income taxes	9%	6%	8%	7%
Net income	31%	34%	30%	32%
Comparison of the Three and Six Months Ended January 31, 2023 and 2022
The following table presents a comparison of service revenues for the three and six months ended January 31, 2023 and 2022:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2023	2022	Change	% Change	2023	2022	Change	% Change
Service revenues
United States	$705,733	$630,707	$75,026	11.9%	$1,357,390	$1,221,465	$135,925	11.1%
International	84,064	80,383	3,681	4.6%	159,247	157,443	1,804	1.1%
Total service revenues	$789,797	$711,090	$78,707	11.1%	$1,516,637	$1,378,908	$137,729	10.0%
Service Revenues. The increase in service revenue during the three months ended January 31, 2023 of $78.7 million, or 11.1%, as compared to the same period last year resulted from (i) an increase in the U.S. of $75.0 million and (ii) an increase in International of $3.7 million. The growth in the U.S. was driven primarily by (i) an increase in revenue per car due to higher auction selling prices, driven by the relative scarcity of vehicles due to global supply chain disruptions and a change in the mix of vehicles sold and (ii) an increase in volume. Excluding the unfavorable impact of $7.0 million due to changes in foreign currency exchange rates, primarily from the change in the European Union euro, Canadian dollar and British Pound to U.S. dollar exchange rates, net against a favorable impact of the Brazilian Real to the U.S. dollar exchange rate, the growth in International was driven primarily by an increase in volume resulting from higher miles driven and an increase in revenue per car due to a change in mix of vehicles sold.
The increase in service revenues during the six months ended January 31, 2023 of $137.7 million, or 10.0%, as compared to the same period last year resulted from (i) an increase in the U.S. of $135.9 million and (ii) an increase in International of $1.8 million. The growth in the U.S. was driven primarily by (i) an increase in revenue per car due to higher auction selling prices, which we believe is due to a change in mix of vehicles sold and restrictions within the global supply chain for automobiles and (ii) an increase in volume. Excluding the unfavorable impact of $17.9 million due to changes in foreign currency exchange rates, primarily from the change in the European Union euro, Canadian dollar and British Pound to U.S. dollar exchange rates, net against a favorable impact of the Brazilian Real to the U.S. dollar exchange rate, the growth in International was driven primarily by an increase in revenue per car due to a change in mix of vehicles sold and an increase in volume.
The following table presents a comparison of vehicle sales for the three and six months ended January 31, 2023 and 2022:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2023	2022	Change	% Change	2023	2022	Change	% Change
Vehicle sales
United States	$82,196	$96,679	$(14,483)	(15.0)%	$179,387	$184,382	$(4,995)	(2.7)%
International	84,731	59,691	25,040	41.9%	154,072	114,302	39,770	34.8%
Total vehicle sales	$166,927	$156,370	$10,557	6.8%	$333,459	$298,684	$34,775	11.6%
Vehicle Sales. The increase in vehicle sales for the three months ended January 31, 2023 of $10.6 million, or 6.8%, as compared to the same period last year resulted from (i) a decrease in the U.S. of $14.5 million and an (ii) an increase in International of $25.0 million. The decrease in the U.S. was primarily (i) driven by a decrease in volume as a result of a proactive approach to mitigate principle unit exposure and (ii) offset by higher average auction selling prices, which we believe was due to a change in the mix of vehicles sold. Excluding an unfavorable impact of $7.9 million due to changes in foreign currency exchange rates, primarily from the unfavorable change in the European Union euro, Canadian dollar and British Pound to U.S. dollar exchange rates, the increase in International was primarily the result of higher average auction selling prices, which we believe was due to a change in mix of vehicles sold and an increase in volume.
The increase in vehicle sales for the six months ended January 31, 2023 of $34.8 million, or 11.6%, as compared to the same period last year, resulted from (i) a decrease in the U.S. of $5.0 million and (ii) an increase in International of $39.8 million. The a decrease in the U.S. was primarily (i) the result of a decrease in volume as a result of a proactive approach to mitigate principle unit exposure, offset by higher average auction selling prices, which we believe was due to a change in the mix of vehicles sold. Excluding an unfavorable impact of $20.7 million due to changes in foreign currency exchange rates, primarily from the unfavorable change in the European Union euro, Canadian dollar and British Pound to U.S. dollar exchange rates, the increase in International was primarily the result of (i) an increase in volume and (ii) higher average auction selling prices, which we believe was due to a change in mix of vehicles sold combined with increased prices resulting from the restrictions within the global supply chain for automobiles.
The following table presents a comparison of yard operations expenses for the three and six months ended January 31, 2023 and 2022:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2023	2022	Change	% Change	2023	2022	Change	% Change
Yard operations expenses
United States	$323,397	$278,093	$45,304	16.3%	$649,641	$534,714	$114,927	21.5%
International	52,100	45,721	6,379	14.0%	98,633	87,794	10,839	12.3%
Total yard operations expenses	$375,497	$323,814	$51,683	16.0%	$748,274	$622,508	$125,766	20.2%

Yard operations expenses, excluding depreciation and amortization
United States	$293,472	$253,596	$39,876	15.7%	$589,322	$487,612	$101,710	20.9%
International	47,955	41,928	6,027	14.4%	90,522	80,158	10,364	12.9%

Yard depreciation and amortization
United States	$29,925	$24,497	$5,428	22.2%	$60,319	$47,102	$13,217	28.1%
International	4,145	3,793	352	9.3%	8,111	7,636	475	6.2%
Yard Operations Expenses. The increase in yard operations expense for the three months ended January 31, 2023 of $51.7 million, or 16.0%, as compared to the same period last year resulted from (i) increase in the U.S. of $45.3 million and (ii) increase in International of $6.4 million. The increase in the U.S. compared to the same period last year relates to an increase in volume combined with an increase in the cost to process each car. The increase in cost to process each car was driven by increased subhaul costs primarily in relation to the fluctuation of fuel costs, and labor costs. The increase in International relates primarily to an increase in volume and an increase in subhaul and labor costs. Excluding a favorable impact of $4.0 million due to changes in foreign currency exchange rates, primarily from the favorable change in the European Union euro, and British Pound to U.S. dollar exchange rate. Included in yard operations expenses were depreciation and amortization expenses. The increase in yard operations depreciation and amortization expenses during the three months ended January 31, 2023 as compared to the same period last year resulted primarily from depreciating new and expanded facilities placed into service in the U.S.

The increase in yard operations expense for the six months ended January 31, 2023 of $125.8 million, or 20.2%, as compared to the same period last year resulted from (i) an increase in the U.S. of $114.9 million, and (ii) an increase in International of $10.8 million. The increase in the U.S. compared to the same period last year relates to an increase in volume combined with an increase in the cost to process each car. The increase in cost to process each car was driven by increased subhaul costs primarily related to the fluctuation of fuel costs, and labor costs, combined with an increase in premiums for catastrophic related subhaul, labor costs incurred from overtime, and increased travel, lodging, and equipment lease cost associated with Hurricane Ian. The increase in International relates primarily to an increase in volume and an increase in subhaul and labor costs. Excluding a favorable impact of $10.4 million due to changes in foreign currency exchange rates, primarily from the favorable change in the European Union euro and British Pound to U.S. dollar exchange rate. Included in yard operations expenses were depreciation and amortization expenses. The increase in yard operations depreciation and amortization expenses during the six months ended January 31, 2023 as compared to the same period last year resulted primarily from depreciating new and expanded facilities placed into service in the U.S.
The following table presents a comparison of cost of vehicle sales for the three and six months ended January 31, 2023 and 2022:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2023	2022	Change	% Change	2023	2022	Change	% Change
Cost of vehicle sales
United States	$79,040	$90,263	$(11,223)	(12.4)%	$171,480	$170,605	$875	0.5%
International	75,687	50,041	25,646	51.2%	134,359	96,107	38,252	39.8%
Total cost of vehicle sales	$154,727	$140,304	$14,423	10.3%	$305,839	$266,712	$39,127	14.7%
Cost of Vehicle Sales. The increase in cost of vehicle sales for the three months ended January 31, 2023 of $14.4 million, or 10.3%, as compared to the same period last year resulted from (i) a decrease in the U.S. of $11.2 million and (ii) an increase in International of $25.6 million. The decrease in the U.S. was primarily the result of a decrease in volume as a result of a proactive approach to mitigate principle unit exposure, offset by higher average purchase prices, which we believe was due to a change in the mix of vehicles sold, and increased demand. Excluding the favorable impact of $6.8 million due to changes in foreign currency exchange rates, primarily from the favorable change in the European Union euro, and British Pound to U.S. dollar exchange rates, the increase in International of $25.6 million was primarily driven by higher average purchase prices due to the change in mix of vehicles sold, increased demand, and an increase in volume.
The increase in cost of vehicle sales for the six months ended January 31, 2023 of $39.1 million, or 14.7%, as compared to the same period last year resulted from (i) an increase in the U.S. of $0.9 million and (ii) an increase in International of $38.3 million. The increase in the U.S. was primarily the result of higher average purchase prices, which we believe was due to increased demand and a change in the mix of vehicles sold, offset by decrease in volume as result of purchase price pressure. Excluding the favorable impact of $17.6 million due to changes in foreign currency exchange rates, primarily from the favorable change in the European Union euro, and British Pound to U.S. dollar exchange rates, the increase in International of $38.3 million was primarily due to higher volume, and higher average purchase prices due to the change in mix of vehicles sold.
The following table presents a comparison of general and administrative expenses for the three and six months ended January 31, 2023 and 2022:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2023	2022	Change	% Change	2023	2022	Change	% Change
General and administrative expenses
United States	$49,328	$46,384	$2,944	6.3%	$96,865	$92,932	$3,933	4.2%
International	11,647	9,630	2,017	20.9%	22,090	17,991	4,099	22.8%
Total general and administrative expenses	$60,975	$56,014	$4,961	8.9%	$118,955	$110,923	$8,032	7.2%

General and administrative expenses, excluding depreciation and amortization
United States	$45,132	$41,566	$3,566	8.6%	$88,128	$82,989	$5,139	6.2%
International	11,499	9,436	2,063	21.9%	21,785	17,599	4,186	23.8%

General and administrative depreciation and amortization
United States	$4,196	$4,819	$(623)	(12.9)%	$8,738	$9,944	$(1,206)	(12.1)%
International	148	194	(46)	(23.7)%	304	392	(88)	(22.4)%

General and Administrative Expenses. The increase in general and administrative expenses for the three months ended January 31, 2023 of $5.0 million, or 8.9%, as compared to the same period last year resulted from (i) an increase in International of $2.0 million, and (ii) an increase in the U.S. of $2.9 million. Excluding depreciation and amortization, the increase in International of $2.1 million resulted primarily from increases in legal costs. The increase in the U.S. of $3.6 million resulted primarily from increases in labor costs and legal costs. Depreciation and amortization expenses for the three months ended January 31, 2023 as compared to the same period last year declined slightly driven from fully depreciating certain intangible and technology assets in the U.S. and international locations.
The increase in general and administrative expenses for the six months ended January 31, 2023 of $8.0 million, or 7.2%, as compared to the same period last year resulted from (i) an increase in International of $4.1 million and (ii) an increase in the U.S. of $3.9 million. Excluding depreciation and amortization, the increase in International of $4.2 million resulted primarily from increases in stock compensation, labor costs, legal costs, travel costs and marketing costs. The increase in the U.S. of $5.1 million resulted primarily from increases in stock compensation, labor costs, legal and travel costs. Depreciation and amortization expenses for the six months ended January 31, 2023 as compared to the same period last year declined slightly driven from fully depreciating certain intangible and technology assets in the U.S. and international locations.
The following table summarizes total other expense for the three and six months ended January 31, 2023 and 2022:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2023	2022	Change	% Change	2023	2022	Change	% Change
Total other income (expense)	$11,578	$(5,273)	$16,851	319.6%	$13,178	$(9,568)	$22,746	237.7%
Other Expense. The increase in total other income for the three months ended January 31, 2023 of $16.9 million as compared to the same period last year was primarily due to higher interest income earned from T-bills offset by unrealized foreign currency losses.
The increase in total other income for the six months ended January 31, 2023 of $22.7 million as compared to the same period last year was primarily due to higher interest income earned from T-bills offset by unrealized foreign currency losses.
The following table summarizes income taxes for the three and six months ended January 31, 2023 and 2022:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2023	2022	Change	% Change	2023	2022	Change	% Change
Income taxes	$83,426	54,643	28,783	52.7%	150,681	120,106	30,575	25.5%
Income Taxes. Our effective income tax rates were 22.1% and 16.0% for the three months ended January 31, 2023 and 2022, respectively, and 21.8% and 18.0% for the six months ended January 31, 2023 and 2022, respectively. The effective tax rates in the current and prior year were impacted by the recognition of excess tax benefits from stock-based compensation. The recognition of excess tax benefits from the exercise of employee stock options is $0.1 million and $4.0 million for the three months ended January 31, 2023 and 2022, respectively, and $0.7 million and $7.0 million for the six months ended January 31, 2023 and 2022, respectively. The effective tax rate in the prior year was also impacted by the filing of amended returns in certain jurisdictions for a benefit of $17.5 million.

Liquidity and Capital Resources
The following table presents a comparison of key components of our liquidity and capital resources at January 31, 2023 and July 31, 2022 and for the six months ended January 31, 2023 and 2022, respectively, excluding additional funds available to us through our Revolving Loan Facility:

(In thousands)	January 31, 2023	July 31, 2022	Change	% Change
Cash, cash equivalents, and restricted cash	$1,660,952	$1,384,236	$276,716	20.0%
Working capital	2,151,158	1,761,566	389,592	22.1%

	Six Months Ended January 31,
(In thousands)	2023	2022	Change	% Change
Operating cash flows	$499,833	$446,548	$53,285	11.9%
Investing cash flows	(242,369)	(530,283)	287,914	54.3%
Financing cash flows	15,334	16,094	(760)	(4.7)%

Capital expenditures and acquisitions	$(256,719)	$(156,669)	$(100,050)	(63.9)%
Cash, cash equivalents, and restricted cash and working capital increased $276.7 million and $389.6 million at January 31, 2023, respectively, as compared to July 31, 2022. Cash, cash equivalents, and restricted cash increased primarily due to cash generated from operations and proceeds from stock option exercises not fully offset by capital expenditures. Working capital increased primarily from cash generated from operations and timing of cash receipts and payments, partially offset by capital expenditures, certain income tax benefits related to stock option exercises, and timing of cash payments. Cash equivalents consisted of bank deposits, U.S. Treasury Bills, and funds invested in money market accounts, which bear interest at variable rates.
Historically, we have financed our growth through cash generated from operations, public offerings of common stock, equity issued in conjunction with certain acquisitions and debt financing. Our primary source of cash generated by operations is from the collection of service fees and funds received from the sale of vehicles. We expect to continue to use cash flows from operations to finance our working capital needs and to develop and grow our business. In addition to our stock repurchase program, we are considering a variety of alternative potential uses for our remaining cash balances and our cash flows from operations. These alternative potential uses include additional stock repurchases, acquisitions and the payment of dividends. For further detail, see Notes to Unaudited Consolidated Financial Statements, Note 7 – Long-Term Debt and Note 10 – Stock Repurchases and under the subheadings “Credit Agreement” below.
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
As of January 31, 2023, $113.6 million of the $1.7 billion of cash, cash equivalents, and restricted cash was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., the repatriation of these funds could still be subject to the foreign withholding tax following the U.S. Tax Reform. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not require repatriation to fund our U.S. operations.
Net cash provided by operating activities increased for the six months ended January 31, 2023 as compared to the same period in 2022 due to higher costs associated with Hurricane Ian. The change in operating assets and liabilities was primarily the result of an increase in cash provided by income tax receivable of $44.9 million and decrease in cash used of $8.4 million vehicle pooling and $16.8 million in inventory. This is offset by increase in accounts receivable of $33.8 million.

Net cash used in investing activities decreased for the six months ended January 31, 2023 as compared to the same period in 2022 due primarily to increased capital expenditures. Our capital expenditures are primarily related to lease buyouts of certain facilities, acquiring land, opening and improving facilities, capitalized software development costs for new software for internal use and major software enhancements, and acquiring yard equipment. We continue to develop, expand and invest in new and existing facilities.
Net cash provided by financing activities decreased for the six months ended January 31, 2023 as compared to the same period in 2022 due primarily to a decrease in proceeds from the exercise of stock options.
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
We had no outstanding borrowings under the Revolving Loan Facility as of January 31, 2023 and July 31, 2022. The Credit Agreement contains customary affirmative and negative covenants and we were in compliance with all covenants related to the Credit Agreement as of January 31, 2023.
Stock Repurchases
On September 22, 2011, our Board of Directors approved a 160 million share increase in the stock repurchase program, bringing the total current authorization to 392 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. We did not repurchase any shares of our common stock under the program during the six months ended January 31, 2023 or 2022. As of January 31, 2023, the total number of shares repurchased under the program was 229,098,396, and 162,901,604 shares were available for repurchase under the program.

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

Recently Issued Accounting Standards
For a description of the new accounting standards that affect us, refer to the Notes to Unaudited Consolidated Financial Statements, Note 12 – Recent Accounting Pronouncements in this Quarterly Report on Form 10-Q.
Contractual Obligations and Commitments
There have been no material changes during the six months ended January 31, 2023 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022, filed with the SEC on September 27, 2022.
Off-Balance Sheet Arrangements
As of January 31, 2023, we had no off-balance sheet arrangements other than a letter of credit and our funding commitments pursuant to surety bonds, none of which have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information required under this Item from what was disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022, filed with the SEC on September 27, 2022.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), or Disclosure Controls, as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation, or Controls Evaluation, was performed under the supervision and with the participation of management, including our Co-Chief Executive Officer (“Co-CEO”) and our Chief Financial Officer (“CFO”). Disclosure Controls are controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Co-CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Based upon the Controls Evaluation, our Co-CEO and CFO have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is accumulated and communicated to management, including the Co-CEO and CFO, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission.
(b) Changes in Internal Controls
There have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of Legal Proceedings that affect us, refer to the Notes to Unaudited Consolidated Financial Statements, Note 13 – Legal Proceedings included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A, Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 31, 2022.
Risks Related to Our Business and Industry
We depend on a limited number of major vehicle sellers for a substantial portion of our revenues. The loss of one or more of these major sellers could adversely affect our consolidated results of operations and financial position, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.
Although no single customer accounted for more than 10% of our consolidated revenues during the six months ended January 31, 2023, a limited number of vehicle sellers historically have collectively accounted for a substantial portion of our revenues. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected revenues in those markets. There can be no assurance that our existing agreements will not be canceled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.
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
We seek to increase our sales and profitability through the acquisition of complementary businesses, additional facilities and the development of new facilities. For example, in fiscal 2020, we opened two new operational facilities in Germany, one new operational facility in Brazil, and three new operational facilities in the U.S. In fiscal 2021, we opened one new operational facility in Germany, one new operational facility in Spain, ten new operational facilities in the U.S., and acquired an operational facility in Des Moines, Iowa. In fiscal 2022, we opened one new operational facility in Canada, one new operational facility in Spain, and five new operational facilities in the U.S. In fiscal 2023, we opened one new operational facility in Germany and four new operational facilities in the U.S. As for strategic acquisitions of complementary businesses, we acquired National Powersport Auctions in fiscal 2017, and in fiscal 2022 we acquired Hills Motors (“Hills”) a used, or “green” parts recycler in the U.K. that has four operating facilities. The Hills acquisition is currently undergoing review by the CMA. Acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers, the availability of affordable financing in the capital markets and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approvals on acceptable terms. There can be no assurance that we will be able to:
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
In addition to using independent subhaulers, in the U.S., U.K. and Germany we utilize a fleet of company trucks to pick up and deliver vehicles from our storage facilities in those geographies. In connection therewith, we are subject to the risks associated with providing trucking services, including but not limited to inclement weather, disruptions in transportation infrastructure, accidents and related injury claims, availability and price of fuel, any of which could result in an increase in our operating expenses and reduction in our net income.
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
For example, on August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 which includes changes to the U.S. corporate income tax system, including a 15% minimum tax based on “adjusted financial statement income” for certain large corporations which will not be effective until fiscal year 2024 and a 1% excise tax on share repurchases after December 31, 2022. We are currently assessing the potential impact of these legislative changes.
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
Our executive officers, directors and their affiliates beneficially own, in the aggregate, more than 11% of our issued and outstanding common stock as of January 31, 2023. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
a)Exhibits

3.1	Amended and Restated Certificate of Incorporation of Copart, Inc. (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on November 2, 2022)
3.2	Amended and Restated Bylaws of Copart, Inc. (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on March 31, 2022)
10	Executive Officer Employment Agreement, effective December 5, 2022, between the registrant and Leah Stearns
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Date File, formatted in Inline Extensible Business Reporting Language (iXBRL) and contained in Exhibit 101
*	Filed herewith
**	The certifications furnished in Exhibits 32.1, 32.2 and 32.3 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COPART, INC.

/s/ LEAH STEARNS
Leah Stearns, Chief Financial Officer
(Principal Financial and Accounting Officer and duly Authorized Officer)
Date: February 24, 2023