Form 10-Q
period 2023-04-30
COPART INC
filed 2023-05-25
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 24, 2023, 477,439,836 shares of the registrant’s common stock were outstanding.

Copart, Inc.
Index to the Quarterly Report on Form 10-Q
April 30, 2023

Copart, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	April 30, 2023	July 31, 2022
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$2,114,183	$1,384,236
Accounts receivable, net	693,834	578,573
Vehicle pooling costs	119,724	112,242
Inventories	44,999	58,791
Income taxes receivable	428	49,882
Prepaid expenses and other assets	27,862	18,731
Total current assets	3,001,030	2,202,455
Property and equipment, net	2,710,933	2,485,764
Operating lease right-of-use assets	105,260	116,303
Intangibles, net	49,676	54,680
Goodwill	406,640	401,954
Other assets	76,266	47,708
Total assets	$6,349,805	$5,308,864
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$441,466	$399,034
Deferred revenue	25,664	20,061
Income taxes payable	18,534	—
Current portion of operating and finance lease liabilities	20,900	21,794
Total current liabilities	506,564	440,889
Deferred income taxes	76,690	80,060
Income taxes payable	65,745	64,637
Operating and finance lease liabilities, net of current portion	86,016	95,683
Long-term debt and other liabilities	22,368	1,996
Total liabilities	757,383	683,265
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.0001 par value - 5,000,000 shares authorized; none issued	—	—
Common stock: $0.0001 par value - 1,600,000,000 shares authorized; 477,130,025 and 476,081,948 shares issued and outstanding, respectively.	48	48
Additional paid-in capital	901,495	838,508
Accumulated other comprehensive loss	(152,459)	(169,365)
Retained earnings	4,843,338	3,956,408
Total stockholders’ equity	5,592,422	4,625,599
Total liabilities and stockholders’ equity	$6,349,805	$5,308,864
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Service revenues and vehicle sales:
Service revenues	$847,249	$766,316	$2,363,886	$2,145,224
Vehicle sales	174,582	173,625	508,041	472,309
Total service revenues and vehicle sales	1,021,831	939,941	2,871,927	2,617,533
Operating expenses:
Yard operations	378,958	346,428	1,127,232	968,936
Cost of vehicle sales	159,443	157,236	465,282	423,948
General and administrative	64,506	63,522	183,461	174,445
Total operating expenses	602,907	567,186	1,775,975	1,567,329
Operating income	418,924	372,755	1,095,952	1,050,204
Other expense:
Interest income (expense), net	17,878	(4,492)	36,780	(14,032)
Other income (expense), net	3,628	1,342	(2,096)	1,314
Total other income (expense)	21,506	(3,150)	34,684	(12,718)
Income before income taxes	440,430	369,605	1,130,636	1,037,486
Income tax expense	89,999	90,985	240,680	211,091
Net income	$350,431	$278,620	$889,956	$826,395

Basic net income per common share	$0.73	$0.59	$1.87	$1.74
Weighted average common shares outstanding	476,787	475,010	476,417	474,554

Diluted net income per common share	$0.72	$0.58	$1.84	$1.71
Diluted weighted average common shares outstanding	483,690	481,448	482,718	482,576
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2023	2022	2023	2022
Comprehensive income, net of tax:
Net income	$350,431	$278,620	$889,956	$826,395
Other comprehensive income:
Foreign currency translation adjustments	4,048	(29,094)	16,906	(51,736)
Comprehensive income	$354,479	$249,526	$906,862	$774,659
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital
(In thousands, except share amounts)	Outstanding Shares	Amount			Retained Earnings	Stockholders’ Equity
Balances at July 31, 2022	476,081,948	$48	$838,508	$(169,365)	$3,956,408	$4,625,599
Net income	—	—	—	—	245,848	245,848
Currency translation adjustment	—	—	—	(29,571)	—	(29,571)
Exercise of stock options, net of repurchased shares	75,554	—	1,061	—	(295)	766
Stock-based compensation	38,312	—	10,192	—	—	10,192
Balances at October 31, 2022	476,195,814	48	849,761	(198,936)	4,201,961	4,852,834
Net income	—	—	—	—	293,677	293,677
Currency translation adjustment	—	—	—	42,429	—	42,429
Exercise of stock options, net of repurchased shares	223,426	—	9,754	—	(536)	9,218
Stock-based compensation	30,351	—	10,131	—	—	10,131
Shares issued for Employee Stock Purchase Plan	114,557	—	5,363	—	—	5,363
Balances at January 31, 2023	476,564,148	48	875,009	(156,507)	4,495,102	5,213,652
Net income	—	—	—	—	350,431	350,431
Currency translation adjustment	—	—	—	4,048	—	4,048
Exercise of stock options, net of repurchased shares	507,109	—	16,405	—	(2,195)	14,210
Stock-based compensation	58,768	—	10,081	—	—	10,081
Shares issued for Employee Stock Purchase Plan	—	—	—	—	—	—
Shares repurchased	—	—	—	—	—	—
Balances at April 30, 2023	477,130,025	$48	$901,495	$(152,459)	$4,843,338	$5,592,422
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Stockholders’ Equity (Continued)
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital
(In thousands, except share amounts)	Outstanding Shares	Amount			Retained Earnings	Stockholders’ Equity
Balances at July 31, 2021	474,028,546	$48	$761,810	$(100,860)	$2,868,203	$3,529,201
Net income	—	—	—	—	260,363	260,363
Currency translation adjustment	—	—	—	(10,518)	—	(10,518)
Exercise of stock options, net of repurchased shares	291,972	—	5,572	—	(249)	5,323
Stock-based compensation	42,182	—	9,452	—	—	9,452
Balances at October 31, 2021	474,362,700	48	776,834	(111,378)	3,128,317	3,793,821
Net income	—	—	—	—	287,412	287,412
Currency translation adjustment	—	—	—	(12,124)	—	(12,124)
Exercise of stock options, net of repurchased shares	492,902	—	6,413	—	(350)	6,063
Stock-based compensation	5,534	—	9,662	—	—	9,662
Shares issued for Employee Stock Purchase Plan	87,848	—	5,022	—	—	5,022
Balances at January 31, 2022	474,948,984	48	797,931	(123,502)	3,415,379	4,089,856
Net income	—	—	—	—	278,620	278,620
Currency translation adjustment	—	—	—	(29,094)	—	(29,094)
Exercise of stock options, net of repurchased shares	265,910	—	4,123	—	(273)	3,850
Stock-based compensation	12,272	—	9,818	—	—	9,818
Shares issued for Employee Stock Purchase Plan	66	—	4	—	—	4
Shares repurchased	—	—	—	—	—	—
Balances at April 30, 2022	475,227,232	$48	$811,876	$(152,596)	$3,693,726	$4,353,054
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended April 30,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$889,956	$826,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt cost	115,320	102,333
Allowance for credit loss	1,480	1,456
Equity in losses of unconsolidated affiliates	5,446	794
Stock-based compensation	30,404	28,932
Gain on sale of property and equipment	(965)	(1,280)
Deferred income taxes	(3,236)	14,582
Changes in operating assets and liabilities:
Accounts receivable	(115,098)	(109,636)
Vehicle pooling costs	(7,300)	(20,029)
Inventories	14,870	(13,367)
Prepaid expenses, other current and non-current assets	(33,830)	(37,842)
Operating lease right-of-use assets and lease liabilities	595	436
Accounts payable and accrued liabilities	30,314	45,745
Deferred revenue	5,516	388
Income taxes receivable	49,430	18,416
Income taxes payable	22,731	6,531
Net cash provided by operating activities	1,005,633	863,854
Cash flows from investing activities:
Purchases of property and equipment	(346,524)	(234,810)
Purchase of assets in connection with acquisitions	—	(493)
Proceeds from sale of property and equipment	20,509	2,622
Investment in unconsolidated affiliate	(2,744)	—
Purchase of held to maturity securities	—	(374,866)
Proceeds from the sale of held to maturity securities	—	149,977
Net cash used in investing activities	(328,759)	(457,570)
Cash flows from financing activities:
Proceeds from the exercise of stock options	27,220	16,108
Proceeds from the issuance of Employee Stock Purchase Plan shares	5,363	5,026
Payments for employee stock-based tax withholdings	(3,026)	(872)
Proceeds from revolving loan facility	21,481	—
Debt offering costs	—	(1,212)
Payments of finance lease obligations	(18)	(472)
Net cash provided by financing activities	51,020	18,578
Effect of foreign currency translation	2,053	(18,304)
Net increase in cash, cash equivalents, and restricted cash	729,947	406,558
Cash, cash equivalents, and restricted cash at beginning of period	1,384,236	1,048,260
Cash, cash equivalents, and restricted cash at end of period	$2,114,183	$1,454,818
Supplemental disclosure of cash flow information:
Interest paid	$1,586	$14,485
Income taxes paid, net of refunds	$171,438	$195,521
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Notes to Consolidated Financial Statements
April 30, 2023
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
Principles of Consolidation
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature considered necessary for fair presentation of the Company’s financial position as of April 30, 2023 and July 31, 2022, its consolidated statements of income, comprehensive income and stockholders’ equity for the three and nine months ended April 30, 2023 and 2022, and its cash flows for the nine months ended April 30, 2023 and 2022. Interim results for the three and nine months ended April 30, 2023 are not necessarily indicative of the results that may be expected for any future period, or for the entire year ending July 31, 2023. These consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2022. Certain prior year amounts have been reclassified to conform to current year presentation.
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

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2023	2022	2023	2022
Service revenues
United States	$752,077	$678,865	$2,109,467	$1,900,330
International	95,172	87,451	254,419	244,894
Total service revenues	$847,249	$766,316	$2,363,886	$2,145,224
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

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2023	2022	2023	2022
Vehicle sales
United States	$81,681	$111,385	$261,069	$295,767
International	92,901	62,240	246,972	176,542
Total vehicle sales	$174,582	$173,625	$508,041	$472,309
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

The change in the carrying amount of contract assets was as follows (In thousands):

Balance as of July 31, 2022	$4,778
Capitalized contract assets during the period	26,540
Costs amortized during the period	(4,101)
Effect of foreign currency exchange rates	87
Balance as of April 30, 2023	$27,304
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
The cumulative effects of foreign currency exchange rate fluctuations were as follows (In thousands):

Cumulative loss on foreign currency translation as of July 31, 2021	$(100,860)
Loss on foreign currency translation	(68,505)
Cumulative loss on foreign currency translation as of July 31, 2022	$(169,365)
Gain on foreign currency translation	16,906
Cumulative loss on foreign currency translation as of April 30, 2023	$(152,459)
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
The amounts recorded for financial instruments in the Company’s consolidated financial statements, which included cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximated their fair values as of April 30, 2023 and July 31, 2022, due to the short-term nature of those instruments and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments.

Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments purchased with original maturities of three months or less at the time of purchase to be cash equivalents. Cash, cash equivalents, and restricted cash include cash held in checking, U.S. Treasury Bills, and money market accounts. The Company periodically invests its excess cash in money market funds and U.S. Treasury Bills. The Company’s cash, cash equivalents, and restricted cash are placed with high credit quality financial institutions. The carrying values of the Company’s cash equivalents that were not carried at fair value in the consolidated balance sheets were $1,898.4 million and $1,237.0 million as of April 30, 2023 and July 31, 2022, respectively, and fair values of the Company’s cash equivalents that were not carried at fair value in the consolidated balance sheets were $1,900.2 million and $1,237.3 million as of April 30, 2023 and July 31, 2022, respectively.
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

NOTE 3 — Accounts Receivable, Net
Accounts receivable, net consisted of:

(In thousands)	April 30, 2023	July 31, 2022
Advance charges receivable	$528,575	$440,650
Trade accounts receivable	168,160	137,243
Other receivables	5,217	7,257
	701,952	585,150
Less: Allowance for credit loss	(8,118)	(6,577)
Accounts receivable, net	$693,834	$578,573
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
NOTE 4 — Property and Equipment, Net
Property and equipment, net consisted of the following:

(In thousands)	April 30, 2023	July 31, 2022
Land	$1,698,253	$1,526,446
Buildings and improvements	1,301,730	1,209,331
Transportation and other equipment	476,886	429,405
Office furniture and equipment	90,050	84,728
Software	86,828	78,216
	3,653,747	3,328,126
Less: Accumulated depreciation and amortization	(942,814)	(842,362)
Property and equipment, net	$2,710,933	$2,485,764
Depreciation expense on property and equipment was $35.5 million and $34.7 million for the three months ended April 30, 2023 and 2022, respectively, and $109.2 million and $96.0 million for the nine months ended April 30, 2023 and 2022, respectively.
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
Components of lease expense were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2023	2022	2023	2022
Operating lease expense	$6,503	$6,825	$20,050	$20,835
Finance lease expense:
Amortization of right-of-use assets	5	155	17	464
Interest on finance lease liabilities	1	1	1	5
Short-term lease expense	1,282	897	3,585	4,387
Variable lease expense	305	427	858	981
Total lease expense	$8,096	$8,305	$24,511	$26,672
Supplemental cash flow information related to leases as of April 30, 2023 were as follows:

	Nine Months Ended April 30,
(In thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$19,507	$19,934
Operating cash flows related to finance leases	1	4
Financing cash flows related to finance leases	18	472
Right-of-use assets obtained in exchange for new operating lease liabilities	12,872	14,461
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—
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
The cost of the leased space as of April 30, 2023 and July 31, 2022 was $51.2 million and $51.2 million, respectively. The accumulated depreciation associated with the leased assets as of April 30, 2023 and July 31, 2022 was $3.6 million and $2.8 million, respectively. Both the leased assets and accumulated depreciation are included in Property and equipment, net on the consolidated balance sheet. Rental income from these operating leases was $4.0 million and $3.6 million for the three months ended April 30, 2023 and 2022, respectively, and $12.3 million and $10.9 million for the nine months ended April 30, 2023 and 2022, respectively, and is included within Service revenues on the consolidated statements of income.
NOTE 6 – Goodwill and Intangible Assets
The following table sets forth amortizable intangible assets by major asset class:

(In thousands)	April 30, 2023	July 31, 2022
Amortized intangibles:
Supply contracts and customer relationships	$72,580	$71,875
Trade names	18,919	18,896
Licenses and databases	683	633
Accumulated amortization	(42,506)	(36,724)
Intangibles, net	$49,676	$54,680
Aggregate amortization expense on amortizable intangible assets was $1.9 million and $1.9 million for the three months ended April 30, 2023 and 2022, respectively, and $5.6 million and $5.6 million for the nine months ended April 30, 2023 and 2022, respectively.

The change in the carrying amount of goodwill was as follows:

(In thousands)
Balance as of July 31, 2022	$401,954
Effect of foreign currency exchange rates	4,686
Balance as of April 30, 2023	$406,640
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
Borrowings under the Second Amended and Restated Credit Agreement bear interest based on, at our option, either (1) the applicable fixed rate plus 1.00% to 1.75% or (2) the daily rate plus 0.0% to 0.75%, in each case, depending on Copart’s consolidated total net leverage ratio. Additionally, the unused revolving commitments under the Second Amended and Restated Credit Agreement are subject to the payment of a customary commitment fee at a range of 0.175% to 0.275%, depending on Copart’s consolidated total net leverage ratio. The applicable fixed rates described above with respect to borrowings denominated in (1) U.S. Dollars is SOFR plus certain “spread adjustments” described in the Second Amended and Restated Credit Agreement, (2) Pounds Sterling is SONIA plus certain “spread adjustments” described in the Second Amended and Restated Credit Agreement, (3) Euro is EURIBOR, and (4) Canadian Dollars is CDOR. The Company had $22.6 million and $0.0 million outstanding borrowings under the Revolving Loan Facility as of April 30, 2023 and July 31, 2022, respectively.
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
The Second Amended and Restated Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Second Amended and Restated Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of April 30, 2023, the consolidated total net leverage ratio was (1.21):1. Minimum liquidity available as of April 30, 2023 was $3.3 billion. Accordingly, the Company does not believe that the provisions of the Second Amended and Restated Credit Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Second Amended and Restated Credit Agreement as of April 30, 2023.
Related to execution of the Second Amended and Restated Credit Agreement, the Company incurred $2.7 million in costs, which were capitalized as debt issuance fees. The debt discount is amortized to interest expense over the term of the respective debt instruments and is included in other assets on the balance sheet as no amounts are outstanding on the Revolving Loan Facility.

NOTE 8 – Net Income Per Share
The table below reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2023	2022	2023	2022
Weighted average common shares outstanding	476,787	475,010	476,417	474,554
Effect of dilutive securities	6,903	6,438	6,301	8,022
Weighted average common and dilutive potential common shares outstanding	483,690	481,448	482,718	482,576
There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive earnings per share calculation were 1,725,970 and 3,517,262 options to purchase the Company’s common stock for the three months ended April 30, 2023 and 2022, respectively, and 7,973,268 and 3,928,262 options to purchase the Company’s common stock for the nine months ended April 30, 2023 and 2022, respectively, because their inclusion would have been anti-dilutive.

NOTE 9 – Stock-based Compensation
The Company recognizes compensation expense for stock option awards without a market condition on a straight-line basis over the requisite service period of the award. The following is a summary of activity for the Company’s stock options for the nine months ended April 30, 2023:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2022	11,394	$29.31	5.50	$398,331
Grants of options	294	65.49
Exercises	(806)	33.76
Forfeitures or expirations	(413)	53.47
Outstanding as of April 30, 2023	10,469	$29.03	4.70	$523,659
Exercisable as of April 30, 2023	8,710	$24.78	4.11	$472,682
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. The number of options that were in-the-money was 13,428,836 at April 30, 2023.
The Company grants option awards to certain executives that contain service and market conditions. The options will become exercisable over five years, subject to continued service by the executive, with 20% vesting on the first anniversary of the grant date and the balance vesting monthly over the subsequent four years. Separate and apart from the time-based vesting schedule, the options are also subject to a market condition requiring the trading price of Copart, Inc. common stock on the NASDAQ Global Select Market to be greater than or equal to 125% of the exercise price of the options, determined both (i) at the time of any exercise, and (ii) based on the closing price on each of the twenty consecutive trading days preceding the date of any exercise. The exercise price of the options is equivalent to the closing price of the Company’s common stock on the grant date. The fair value of the awards is determined at the grant date using either Lattice or Monte Carlo model, risk-free interest rates ranging from 0.71% to 3.57%, estimated volatility ranging from 25.2% to 29.3%, and no expected dividends. The total estimated compensation expense to be recognized by the Company over the five-year service period for these options is $48.4 million and will be recognized using the accelerated attribution method over each vesting tranche of the award. The Company recognized $9.7 million and $7.1 million in compensation expense related to these awards in the nine months ended April 30, 2023 and 2022, respectively.

The following is a summary of activity for the Company’s stock option awards subject to market conditions for the nine months ended April 30, 2023:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2022	2,810	$47.83	8.33	$45,590
Grants of options	150	65.70
Exercises	—	—
Forfeitures or expirations	—	—
Outstanding as of April 30, 2023	2,960	$48.73	7.68	$89,742
Exercisable as of April 30, 2023	1,330	$45.04	7.33	$45,234

The table below sets forth the stock-based compensation recognized by the Company for stock options, restricted stock, and restricted unit awards:

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2023	2022	2023	2022
General and administrative	$7,830	$8,401	$25,366	$25,119
Yard operations	2,251	1,417	5,038	3,813
Total stock-based compensation	$10,081	$9,818	$30,404	$28,932
The Company’s restricted stock awards (“RSA”) and restricted stock unit awards (“RSU”) have generally been issued with vesting periods ranging from two years to five years and vest solely on service conditions. Accordingly, the Company recognizes compensation expense for RSA and RSU awards on a straight-line basis over the requisite service period of the award.

The following is a summary of activity for the Company’s RSA and RSU for the nine months ended April 30, 2023:

(In thousands, except per share data)	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of July 31, 2022	354	$60.28
Grants	270	65.04
Vested	(136)	60.53
Forfeitures or expirations	(31)	53.43
Outstanding as of April 30, 2023	457	$63.47
NOTE 10 – Stock Repurchases
On September 22, 2011, the Company’s Board of Directors approved a 160 million share increase in the stock repurchase program, bringing the total current authorization to 392 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. The Company did not repurchase any shares of its common stock under the program during the nine months ended April 30, 2023 or 2022. As of April 30, 2023, the total number of shares repurchased under the program was 229 million, and 163 million shares were available for repurchase under the program.
NOTE 11 – Income Taxes
The Company’s effective income tax rates were 21.3% and 20.3% for the nine months ended April 30, 2023 and 2022, respectively, which differs from the U.S. statutory rate of 21% primarily due to state income taxes, deduction for Foreign Derived Intangible Income, and excess tax benefits associated with equity-based compensation. The effective tax rate for the year ended July 31, 2022 was also impacted by the filing of amended returns in certain jurisdictions and a change in estimate made in connection with finalizing the Company’s fiscal year 2021 tax return.
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
The following table presents financial information by segment:

	Three Months Ended April 30, 2023			Three Months Ended April 30, 2022
(In thousands)	United States	International	Total	United States	International	Total
Service revenues	$752,077	$95,172	$847,249	$678,865	$87,451	$766,316
Vehicle sales	81,681	92,901	174,582	111,385	62,240	173,625
Total service revenues and vehicle sales	833,758	188,073	1,021,831	790,250	149,691	939,941
Yard operations	323,426	55,532	378,958	295,326	51,102	346,428
Cost of vehicle sales	74,951	84,492	159,443	101,781	55,455	157,236
General and administrative	50,590	13,916	64,506	52,706	10,816	63,522
Operating income	$384,791	$34,133	$418,924	$340,437	$32,318	$372,755

Depreciation and amortization	$32,918	$4,453	$37,371	$31,609	$4,970	$36,579
Capital expenditures and acquisitions	79,633	10,172	89,805	64,397	14,237	78,634

	Nine Months Ended April 30, 2023			Nine Months Ended April 30, 2022
(In thousands)	United States	International	Total	United States	International	Total
Service revenues	$2,109,467	$254,419	$2,363,886	$1,900,330	$244,894	$2,145,224
Vehicle sales	261,069	246,972	508,041	295,767	176,542	472,309
Total service revenues and vehicle sales	2,370,536	501,391	2,871,927	2,196,097	421,436	2,617,533
Yard operations	973,067	154,165	1,127,232	830,040	138,896	968,936
Cost of vehicle sales	246,431	218,851	465,282	272,387	151,561	423,948
General and administrative	147,456	36,005	183,461	145,638	28,807	174,445
Operating income	$1,003,582	$92,370	$1,095,952	$948,032	$102,172	$1,050,204

Depreciation and amortization	$101,974	$12,869	$114,843	$88,655	$12,997	$101,652
Capital expenditures and acquisitions	305,344	41,180	346,524	205,457	29,846	235,303

	April 30, 2023			July 31, 2022
(In thousands)	United States	International	Total	United States	International	Total
Total assets	$5,510,093	$839,712	$6,349,805	$4,615,788	$693,076	$5,308,864
Goodwill	270,269	136,371	406,640	270,269	131,685	401,954

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
The following tables set forth operational facilities that we have opened and are now operational from August 1, 2021 through April 30, 2023:

United States Locations	Geographic Service Area	Date
Mobile South	Alabama	August 2021
Madison	Wisconsin	October 2021
Augusta	Georgia	April 2022
Milwaukee South	Wisconsin	May 2022
Punta Gorda	Florida	June 2022
Anchorage	Alaska	August 2022
Rapid City	South Dakota	August 2022
Kansas City	Missouri	September 2022
Grenada	Mississippi	January 2023
Windham	New England	March 2023

International Locations	Geographic Service Area	Date
Barcelona, Spain	Spain	September 2021
Halifax, Novia Scotia	Canada	April 2022
Büdingen, Hesse	Germany	January 2023
Ottawa, Ontario	Canada	February 2023
The following table sets forth the operational facilities obtained through business acquisitions from August 1, 2021 through April 30, 2023:

Locations	Geographic Service Area	Date
Skelmersdale, England	United Kingdom	July 2022
Dumfries, England	United Kingdom	July 2022
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

Results of Operations
The following table shows certain data from our consolidated statements of income expressed as a percentage of total service revenues and vehicle sales for the three and nine months ended April 30, 2023 and 2022:

	Three Months Ended April 30,		Nine Months Ended April 30,
(In percentages)	2023	2022	2023	2022
Service revenues and vehicle sales:
Service revenues	83%	82%	82%	82%
Vehicle sales	17%	18%	18%	18%
Total service revenues and vehicle sales	100%	100%	100%	100%

Operating expenses:
Yard operations	37%	37%	39%	37%
Cost of vehicle sales	16%	17%	16%	16%
General and administrative	6%	7%	7%	7%
Total operating expenses	59%	61%	62%	60%
Operating income	41%	39%	38%	40%
Other income (expense)	2%	—%	1%	—%
Income before income taxes	43%	39%	39%	40%
Income taxes	9%	9%	8%	8%
Net income	34%	30%	31%	32%
Comparison of the Three and Nine Months Ended April 30, 2023 and 2022
The following table presents a comparison of service revenues for the three and nine months ended April 30, 2023 and 2022:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2023	2022	Change	% Change	2023	2022	Change	% Change
Service revenues
United States	$752,077	$678,865	$73,212	10.8%	$2,109,467	$1,900,330	$209,137	11.0%
International	95,172	87,451	7,721	8.8%	254,419	244,894	9,525	3.9%
Total service revenues	$847,249	$766,316	$80,933	10.6%	$2,363,886	$2,145,224	$218,662	10.2%
Service Revenues. The increase in service revenue during the three months ended April 30, 2023 of $80.9 million, or 10.6%, as compared to the same period last year resulted from (i) an increase in the U.S. of $73.2 million and (ii) an increase in International of $7.7 million. The growth in the U.S. was driven primarily by (i) an increase in revenue per car due to higher auction selling prices, driven by the relative scarcity of vehicles due to global supply chain disruptions and a change in the mix of vehicles sold and (ii) an increase in volume. Excluding the unfavorable impact of $6.3 million due to changes in foreign currency exchange rates, primarily from the change in the European Union euro, Canadian dollar, Brazilian real and British pound to U.S. dollar exchange rates, the growth in International was driven primarily by an increase in volume resulting from higher miles driven and an increase in revenue per car due to a change in mix of vehicles sold.
The increase in service revenues during the nine months ended April 30, 2023 of $218.7 million, or 10.2%, as compared to the same period last year resulted from (i) an increase in the U.S. of $209.1 million and (ii) an increase in International of $9.5 million. The growth in the U.S. was driven primarily by (i) an increase in revenue per car due to higher auction selling prices, which we believe is due to a change in mix of vehicles sold and restrictions within the global supply chain for automobiles and (ii) an increase in volume. Excluding the unfavorable impact of $24.3 million due to changes in foreign currency exchange rates, primarily from the change in the European Union euro, Canadian dollar and British pound to U.S. dollar exchange rates, net against a favorable impact of the Brazilian real to the U.S. dollar exchange rate, the growth in International was driven primarily by an increase in revenue per car due to a change in mix of vehicles sold and an increase in volume.
The following table presents a comparison of vehicle sales for the three and nine months ended April 30, 2023 and 2022:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2023	2022	Change	% Change	2023	2022	Change	% Change
Vehicle sales
United States	$81,681	$111,385	$(29,704)	(26.7)%	$261,069	$295,767	$(34,698)	(11.7)%
International	92,901	62,240	30,661	49.3%	246,972	176,542	70,430	39.9%
Total vehicle sales	$174,582	$173,625	$957	0.6%	$508,041	$472,309	$35,732	7.6%
Vehicle Sales. The increase in vehicle sales for the three months ended April 30, 2023 of $1.0 million, or 0.6%, as compared to the same period last year resulted from (i) a decrease in the U.S. of $29.7 million and an (ii) an increase in International of $30.7 million. The decrease in the U.S. was primarily driven by a decrease in volume as a result of a proactive approach to mitigate principle unit exposure offset by higher average auction selling prices, which was primarily due to a change in the mix of vehicles sold. Excluding an unfavorable impact of $4.8 million due to changes in foreign currency exchange rates, primarily from the unfavorable change in the European Union euro, Canadian dollar and British pound to U.S. dollar exchange rates, the increase in International was primarily the result of higher average auction selling prices, which primarily was due to a change in mix of vehicles sold and an increase in volume.
The increase in vehicle sales for the nine months ended April 30, 2023 of $35.7 million, or 7.6%, as compared to the same period last year, resulted from (i) a decrease in the U.S. of $34.7 million and (ii) an increase in International of $70.4 million. The decrease in the U.S. was primarily the result of a decrease in volume as a result of a proactive approach to mitigate principle unit exposure, offset by higher average auction selling prices, which was primarily due to a change in the mix of vehicles sold. Excluding an unfavorable impact of $25.6 million due to changes in foreign currency exchange rates, primarily from the unfavorable change in the European Union euro, Canadian dollar and British pound to U.S. dollar exchange rates, the increase in International was primarily the result of higher average auction selling prices, which primarily was due to a change in mix of vehicles sold combined with increased prices resulting from the restrictions within the global supply chain for automobiles and an increase in volume.
The following table presents a comparison of yard operations expenses for the three and nine months ended April 30, 2023 and 2022:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2023	2022	Change	% Change	2023	2022	Change	% Change
Yard operations expenses
United States	$323,426	$295,326	$28,100	9.5%	$973,067	$830,040	$143,027	17.2%
International	55,532	51,102	4,430	8.7%	154,165	138,896	15,269	11.0%
Total yard operations expenses	$378,958	$346,428	$32,530	9.4%	$1,127,232	$968,936	$158,296	16.3%

Yard operations expenses, excluding depreciation and amortization
United States	$294,604	$268,452	$26,152	9.7%	$883,925	$756,064	$127,861	16.9%
International	51,264	46,330	4,934	10.6%	141,787	126,489	15,298	12.1%

Yard depreciation and amortization
United States	$28,822	$26,874	$1,948	7.2%	$89,142	$73,976	$15,166	20.5%
International	4,268	4,772	(504)	(10.6)%	12,378	12,407	(29)	(0.2)%
Yard Operations Expenses. The increase in yard operations expense for the three months ended April 30, 2023 of $32.5 million, or 9.4%, as compared to the same period last year resulted from (i) increase in the U.S. of $28.1 million and (ii) increase in International of $4.4 million. The increase in the U.S. compared to the same period last year relates to an increase in the cost to process each car combined with an increase in volume. The increase in cost to process each car was driven by increased subhaul costs primarily driven by inflationary pressures in the market place, and labor costs. The increase in International relates primarily to an increase in volume and labor costs. Excluding a favorable impact of $3.2 million due to changes in foreign currency exchange rates, primarily from the favorable change in the European Union euro, Canadian dollar, Brazilian real and British pound to U.S. dollar exchange rate. Included in yard operations expenses were depreciation and amortization expenses. The increase in yard operations depreciation and amortization expenses during the three months ended April 30, 2023 as compared to the same period last year resulted primarily from depreciating new and expanded facilities placed into service in the U.S.

The increase in yard operations expense for the nine months ended April 30, 2023 of $158.3 million, or 16.3%, as compared to the same period last year resulted from (i) an increase in the U.S. of $143.0 million, and (ii) an increase in International of $15.3 million. The increase in the U.S. compared to the same period last year relates to an increase in the cost to process each car combined with an increase in volume. The increase in cost to process each car was driven by increased subhaul costs primarily related to the fluctuation of fuel costs, and labor costs, combined with an increase in premiums for catastrophic related subhaul, and labor costs incurred from overtime, and increased travel, lodging, and equipment lease cost associated with Hurricane Ian. Excluding a favorable impact of $13.5 million due to changes in foreign currency exchange rates, primarily from the favorable change in the European Union euro, Canadian dollar and British pound to U.S. dollar exchange rate offset by an unfavorable change in the Brazilian real to U.S. dollar exchange rate. The increase in International relates primarily to an increase in the cost to process each car which is driven by an increase in subhaul and labor costs combined with an increase in volume. Included in yard operations expenses were depreciation and amortization expenses. The increase in yard operations depreciation and amortization expenses during the nine months ended April 30, 2023 as compared to the same period last year resulted primarily from depreciating new and expanded facilities placed into service in the U.S.
The following table presents a comparison of cost of vehicle sales for the three and nine months ended April 30, 2023 and 2022:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2023	2022	Change	% Change	2023	2022	Change	% Change
Cost of vehicle sales
United States	$74,951	$101,781	$(26,830)	(26.4)%	$246,431	$272,387	$(25,956)	(9.5)%
International	84,492	55,455	29,037	52.4%	218,851	151,561	67,290	44.4%
Total cost of vehicle sales	$159,443	$157,236	$2,207	1.4%	$465,282	$423,948	$41,334	9.7%
Cost of Vehicle Sales. The increase in cost of vehicle sales for the three months ended April 30, 2023 of $2.2 million, or 1.4%, as compared to the same period last year resulted from (i) a decrease in the U.S. of $26.8 million and (ii) an increase in International of $29.0 million. The decrease in the U.S. was primarily the result of a decrease in volume as a result of a proactive approach to mitigate principle unit exposure, offset by higher average purchase prices, which was primarily due to a change in the mix of vehicles sold, and increased demand. Excluding the favorable impact of $4.0 million due to changes in foreign currency exchange rates, primarily from the favorable change in the European Union euro, Canadian dollar and British pound to U.S. dollar exchange rates, the increase in International of $29.0 million was primarily driven by higher average purchase prices due to the change in mix of vehicles sold, increased demand, and an increase in volume.
The increase in cost of vehicle sales for the nine months ended April 30, 2023 of $41.3 million, or 9.7%, as compared to the same period last year resulted from (i) a decrease in the U.S. of $26.0 million and (ii) an increase in International of $67.3 million. The decrease in the U.S. was primarily the result of a decrease in volume as result of purchase price pressure offset by higher average purchase prices, which was primarily due to increased demand and a change in the mix of vehicles sold. Excluding the favorable impact of $21.6 million due to changes in foreign currency exchange rates, primarily from the favorable change in the European Union euro, Canadian dollar and British pound to U.S. dollar exchange rates, the increase in International of $67.3 million was primarily due to higher average purchase prices due to the change in mix of vehicles sold and higher volume.

The following table presents a comparison of general and administrative expenses for the three and nine months ended April 30, 2023 and 2022:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2023	2022	Change	% Change	2023	2022	Change	% Change
General and administrative expenses
United States	$50,590	$52,706	$(2,116)	(4.0)%	$147,456	$145,638	$1,818	1.2%
International	13,916	10,816	3,100	28.7%	36,005	28,807	7,198	25.0%
Total general and administrative expenses	$64,506	$63,522	$984	1.5%	$183,461	$174,445	$9,016	5.2%

General and administrative expenses, excluding depreciation and amortization
United States	$46,494	$47,971	$(1,477)	(3.1)%	$134,623	$130,959	$3,664	2.8%
International	13,731	10,618	3,113	29.3%	35,515	28,217	7,298	25.9%

General and administrative depreciation and amortization
United States	$4,096	$4,735	$(639)	(13.5)%	$12,833	$14,679	$(1,846)	(12.6)%
International	185	198	(13)	(6.6)%	490	590	(100)	(16.9)%
General and Administrative Expenses. The increase in general and administrative expenses for the three months ended April 30, 2023 of $1.0 million, or 1.5%, as compared to the same period last year resulted from (i) an increase in International of $3.1 million, and (ii) a decrease in the U.S. of $2.1 million. After excluding depreciation and amortization, the increase in International of $3.1 million resulted primarily from increases in legal costs and labor costs. The decrease in the U.S. of $1.5 million resulted primarily from a decrease in legal costs partially offset by increased labor costs, outside services and technology costs. Depreciation and amortization expenses for the three months ended April 30, 2023 as compared to the same period last year declined slightly driven from fully depreciating certain intangible and technology assets in the U.S. and international locations.
The increase in general and administrative expenses for the nine months ended April 30, 2023 of $9.0 million, or 5.2%, as compared to the same period last year resulted from (i) an increase in International of $7.2 million and (ii) an increase in the U.S. of $1.8 million. Excluding depreciation and amortization, the increase in International of $7.3 million resulted primarily from increases in stock compensation, labor costs, legal costs, travel costs, outside services and marketing costs. The increase in the U.S. of $3.7 million resulted primarily from increases in stock compensation, labor costs, outside services and travel costs offset by a decrease in legal costs. Depreciation and amortization expenses for the nine months ended April 30, 2023 as compared to the same period last year declined slightly driven from fully depreciating certain intangible and technology assets in the U.S. and international locations.
The following table summarizes total other expense for the three and nine months ended April 30, 2023 and 2022:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2023	2022	Change	% Change	2023	2022	Change	% Change
Total other income (expense)	$21,506	$(3,150)	$24,656	(782.7)%	$34,684	$(12,718)	$47,402	(372.7)%
Other Expense. The increase in total other income for the three months ended April 30, 2023 of $24.7 million as compared to the same period last year was primarily due to higher interest income earned from T-bills and unrealized foreign currency gains offset by losses from equity method investments.
The increase in total other income for the nine months ended April 30, 2023 of $47.4 million as compared to the same period last year was primarily due to higher interest income earned from T-bills and unrealized foreign currency gains offset by losses from equity method investments.

The following table summarizes income taxes for the three and nine months ended April 30, 2023 and 2022:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2023	2022	Change	% Change	2023	2022	Change	% Change
Income taxes	89,999	90,985	(986)	(1.1)%	240,680	211,091	29,589	14.0%
Income Taxes. Our effective income tax rates were 20.4% and 24.6% for the three months ended April 30, 2023 and 2022, respectively, and 21.3% and 20.3% for the nine months ended April 30, 2023 and 2022, respectively. The effective tax rates in the current and prior year were impacted by the recognition of excess tax benefits from stock-based compensation. The recognition of excess tax benefits from the exercise of employee stock options is $4.4 million and $2.2 million for the three months ended April 30, 2023 and 2022, respectively, and $5.1 million and $9.2 million for the nine months ended April 30, 2023 and 2022, respectively. The effective tax rate in the prior year was also impacted by the filing of amended returns in certain jurisdictions for a benefit of $17.5 million offset by additional tax expense associated with a change in estimate made in connection with finalizing the Company’s fiscal year 2021 tax return of $8.1 million.

Liquidity and Capital Resources
The following table presents a comparison of key components of our liquidity and capital resources at April 30, 2023 and July 31, 2022 and for the nine months ended April 30, 2023 and 2022, respectively, excluding additional funds available to us through our Revolving Loan Facility:

(In thousands)	April 30, 2023	July 31, 2022	Change	% Change
Cash, cash equivalents, and restricted cash	$2,114,183	$1,384,236	$729,947	52.7%
Working capital	2,494,466	1,761,566	732,900	41.6%

	Nine Months Ended April 30,
(In thousands)	2023	2022	Change	% Change
Operating cash flows	$1,005,633	$863,854	$141,779	16.4%
Investing cash flows	(328,759)	(457,570)	128,811	28.2%
Financing cash flows	51,020	18,578	32,442	174.6%

Capital expenditures and acquisitions	$(346,524)	$(235,303)	$(111,221)	(47.3)%
Proceeds from revolving loan facility	21,481	—	21,481	100.0%
Cash, cash equivalents, and restricted cash and working capital increased $729.9 million and $732.9 million at April 30, 2023, respectively, as compared to July 31, 2022. Cash, cash equivalents, and restricted cash increased primarily due to cash generated from operations and proceeds from stock option exercises not fully offset by capital expenditures. Working capital increased primarily from cash generated from operations and timing of cash receipts and payments, partially offset by capital expenditures, certain income tax benefits related to stock option exercises, and timing of cash payments. Cash equivalents consisted of bank deposits, U.S. Treasury Bills, and funds invested in money market accounts, which bear interest at variable rates.
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
As of April 30, 2023, $177.4 million of the $2.1 billion of cash, cash equivalents, and restricted cash was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., the repatriation of these funds could still be subject to the foreign withholding tax following the U.S. Tax Reform. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not require repatriation to fund our U.S. operations.
Net cash provided by operating activities increased for the nine months ended April 30, 2023 as compared to the same period in 2022 due to higher volume. The change in operating assets and liabilities was primarily the result of an increase in cash provided by decrease in income tax receivable of $31.0 million, increase in income tax payable of $16.2 million, decrease in vehicle pooling cost of $12.7 million, and decrease in inventory of $28.2 million. This is offset by cash used by increase of accounts receivable of $5.5 million and decrease in accounts payable of $15.4 million.

Net cash used in investing activities decreased for the nine months ended April 30, 2023 as compared to the same period in 2022 due primarily to increased capital expenditures. Our capital expenditures are primarily related to lease buyouts of certain facilities, acquiring land, opening and improving facilities, capitalized software development costs for new software for internal use and major software enhancements, and acquiring yard equipment. We continue to develop, expand and invest in new and existing facilities.
Net cash provided by financing activities decreased for the nine months ended April 30, 2023 as compared to the same period in 2022 due primarily to a decrease in proceeds from the exercise of stock options.
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
We had $22.6 million and $0 million outstanding borrowings under the Revolving Loan Facility as of April 30, 2023 and July 31, 2022, respectively. The Credit Agreement contains customary affirmative and negative covenants and we were in compliance with all covenants related to the Credit Agreement as of April 30, 2023.
Stock Repurchases
On September 22, 2011, our Board of Directors approved a 160 million share increase in the stock repurchase program, bringing the total current authorization to 392 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. We did not repurchase any shares of our common stock under the program during the nine months ended April 30, 2023 or 2022. As of April 30, 2023, the total number of shares repurchased under the program was 229,098,396, and 162,901,604 shares were available for repurchase under the program.

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
Contractual Obligations and Commitments
There have been no material changes during the nine months ended April 30, 2023 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022, filed with the SEC on September 27, 2022.
Off-Balance Sheet Arrangements
As of April 30, 2023, we had no off-balance sheet arrangements other than a letter of credit and our funding commitments pursuant to surety bonds, none of which have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
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
Although no single customer accounted for more than 10% of our consolidated revenues during the nine months ended April 30, 2023, a limited number of vehicle sellers historically have collectively accounted for a substantial portion of our revenues. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected revenues in those markets. There can be no assurance that our existing agreements will not be canceled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.
Our expansion into markets outside the U.S., including expansions in Europe, Brazil, and the Middle East expose us to risks arising from operating in international markets. Any failure to successfully integrate businesses acquired or operational capabilities established outside the U.S. could have an adverse effect on our consolidated results of operations, financial position, or cash flows.
We first expanded our operations outside the U.S. in fiscal 2003 with an acquisition in Canada. Subsequently, in fiscal 2007 and fiscal 2008 we made significant acquisitions in the U.K., followed by acquisitions in the U.A.E., Brazil, Germany, and Spain in fiscal 2013, expansions into Bahrain and Oman in fiscal 2015, expansion into the Republic of Ireland and India in fiscal 2016, and an acquisition in Finland in fiscal 2018, and a parts recycler in the U.K. in fiscal 2022. In addition, we continue to evaluate acquisitions and other opportunities outside of the U.S. Acquisitions or other strategies to expand our operations outside of the U.S. pose substantial risks and uncertainties that could have an adverse effect on our future operating results. In particular, we may not be successful in realizing anticipated synergies from these acquisitions, or we may experience unanticipated costs or expenses integrating the acquired operations into our existing business. We have and may continue to incur substantial expenses establishing new yards and operations, acquiring buyers and sellers, and implementing shared services capabilities in international markets. Among other things, we plan to ultimately deploy our proprietary auction technologies at all of our foreign operations and we cannot predict whether this deployment will be successful or will result in increases in the revenues or operating efficiencies of any acquired companies relative to their historic operating performance. Integration of our respective operations, including information technology and financial and administrative functions, may not proceed as anticipated and could result in unanticipated costs or expenses such as capital expenditures that could have an adverse effect on our future operating results. We cannot provide any assurance that we will achieve our business and financial objectives in connection with these acquisitions or our strategic decision to expand our operations internationally. For example, although we continue to operate a technology and operations center in India for administrative support, we decided to suspend our salvage operations in India in fiscal 2018, until the Indian market develops in a manner better suited to our business model, which did not have a material effect on our consolidated results of operations and financial position.
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
For example, we implemented our online system across all of our U.S., Canada, and the U.K. salvage yards between fiscal 2004 and fiscal 2008 and experienced increases in revenues and average selling prices, as well as improved operating efficiencies in those markets. In considering new markets, we consider the potential synergies from the implementation of our model based in large part on our experience in the U.S., Canada, and the U.K. However, we cannot predict whether these synergies will also be realized in new markets.
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
We seek to increase our sales and profitability through the acquisition of complementary businesses, additional facilities and the development of new facilities. For example, in fiscal 2020, we opened two new operational facilities in Germany, one new operational facility in Brazil, and three new operational facilities in the U.S. In fiscal 2021, we opened one new operational facility in Germany, one new operational facility in Spain, ten new operational facilities in the U.S., and acquired an operational facility in Des Moines, Iowa. In fiscal 2022, we opened one new operational facility in Canada, one new operational facility in Spain, and five new operational facilities in the U.S. To date, in fiscal 2023, we opened one new operational facility in Germany and four new operational facilities in the U.S. As for strategic acquisitions of complementary businesses, we acquired National Powersport Auctions in fiscal 2017, and in fiscal 2022 we acquired Hills Motors (“Hills”) a used, or “green” parts recycler in the U.K. that has four operating facilities. The Hills acquisition is currently undergoing review by the CMA. Acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers, the availability of affordable financing in the capital markets and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approvals on acceptable terms. There can be no assurance that we will be able to:
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
•    secure adequate capital;
•    identify productive uses for available capital reserves; and
•    maintain the supply of vehicles from vehicle sellers.
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
In addition to using independent subhaulers, in the U.S., the U.K. and Germany we utilize a fleet of company trucks to pick up and deliver vehicles to and from our storage facilities in those geographies. In connection therewith, we are subject to the risks associated with providing trucking services, including but not limited to inclement weather, disruptions in transportation infrastructure, accidents and related injury claims, availability and price of fuel, any of which could result in an increase in our operating expenses and reduction in our net income.
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
Our future success depends in large part upon the leadership and performance of our executive management team, all of whom are employed on an at-will basis and none of whom are subject to any agreements not to compete. If we lose the service of one or more of our senior executives or key employees, or if one or more of the senior executives or key employees decide to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives.
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
In addition, some of our recent acquisitions have required us to integrate non-U.S. companies which had not previously been subject to U.S. law. In many countries outside of the United States, particularly in those with developing economies, it may be common for persons to engage in business practices prohibited by laws and regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act, Brazil Clean Companies Act, India’s Prevention of Corruption Act, 1988 or similar local anti-bribery laws. These laws generally prohibit companies and their employees or agents from making improper payments for the purpose of obtaining or retaining business. Failure by us and our subsidiaries to comply with these laws could subject us to civil and criminal penalties that could have a material adverse effect on our consolidated operating results and financial position.
In addition, certain acquisitions in the U.K. may be reviewed by the CMA. If an inquiry is made by the CMA, we may be required to demonstrate that our acquisitions will not result, or be expected to result, in a substantial lessening of competition in the U.K. market. Although we believe that there will not be a substantial lessening of competition in the U.K. market, based on our analysis of the relevant the U.K. markets, there can be no assurance that the CMA will agree with us if it decides to make an inquiry. If the CMA determines that by our acquisitions of certain assets, there is or likely will be a substantial lessening of competition in the U.K. market, we could be required to divest some portion of our the U.K. assets. In the event of a divestiture order by the CMA, the assets disposed may be sold for substantially less than their carrying value. Accordingly, any divestiture could have a material adverse effect on our operating results in the period of the divestiture.
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
Acquisitions typically will increase our sales and profitability, although given the typical size of our acquisitions to date, most acquisitions will not individually have a material impact on our consolidated results of operations and financial position. We may not always be able to introduce our processes and selling platform to acquired companies due to different operating models in international jurisdictions or other facts. As a result, the associated benefits of acquisitions may be delayed for years in some international situations. During this period, the acquisitions may operate at a loss and certain acquisitions, while profitable, may operate at a margin percentage that is below our overall operating margin percentage and, accordingly, have an adverse impact on our consolidated results of operations and financial position. Hence, the conversion periods vary from weeks to years and cannot be predicted.
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
Our internet-based auction-style model has allowed us to offer our products and services to international markets and has increased our international buyer base. As a result, foreign importers of vehicles now represent a significant part of our total buyer base. As a result, our foreign buyers may be subject to a variety of foreign laws and regulations, including the imposition of import duties by foreign countries. Changes in laws, regulations, and treaties that restrict or impede or negatively affect the economics surrounding the importation of vehicles into foreign countries may reduce the demand for vehicles and impact our ability to maintain or increase our international buyer base. In addition, we and our vehicle buyers must work with foreign customs agencies and other non-U.S. governmental officials, who are responsible for the interpretation, application, and enforcement of these laws, regulations, and treaties. Any inability to obtain requisite approvals or agreements from such authorities could adversely impact the ability of our buyers to import vehicles into foreign countries. In addition, any disputes or disagreements with foreign agencies or officials over import duties, tariffs, or similar matters, including disagreements over the value assigned to imported vehicles, could adversely affect our costs and the ability and costs of our buyers to import vehicles into foreign countries. For example, in March 2008, a decree issued by the president of Mexico became effective that placed restrictions on the types of vehicles that can be imported into Mexico from the U.S. The adoption of similar laws or regulations in other jurisdictions that have the effect of reducing or curtailing our activities abroad, changes in the interpretation, application, and enforcement of laws, regulations, or treaties, any failure to comply with non-U.S. laws or regulatory interpretations, or any legal or regulatory interpretations or governmental actions that significantly increase our costs or the costs of our buyers could have a material adverse effect on our consolidated results of operations and financial position by reducing the demand for our products and services and our ability to compete in non-U.S. markets.
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
Information availability and security risks for online commerce companies have significantly increased in recent years because of, in addition to other factors, the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, and other external parties. These threats may derive from fraud or malice on the part of third parties or current or former employees. In addition, human error or accidental technological failure could make us vulnerable to information technology system disruptions and/or cyber-attacks, including the introduction of malicious computer viruses or code into our system, phishing attacks, ransomware attacks, or other cyber security incidents. For example, in March 2023 one of our immaterial subsidiaries suffered a ransomware attack. Although the impacted subsidiary successfully maintained its operations during this event and the attack did not affect the rest of our business, future cyber-attacks could result in material adverse impacts to our business and our consolidated results of operations.
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
Information technology system disruptions, cyber-attacks, ransomware attacks, or other cyber security incidents could materially and adversely affect our reputation, operating results, or financial condition by, among other things, making our auction platform inoperable for a period of time, damaging our reputation with buyers, sellers, and insurance companies as a result of the unauthorized disclosure of confidential information (including account data information), or resulting in governmental investigations, litigation, liability, fines, or penalties against us. If such attacks are not detected immediately, their effect could be compounded. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of these cyber risks, an insurer may deny or exclude from coverage certain types of claims or our insurance coverage may be insufficient to cover all losses and would not remedy damage to our reputation.
We have in the past identified attempts by unauthorized third parties to access our systems and disrupt our online auctions. These attempts caused minor service interruptions, which were promptly addressed and resolved, and our online service was restored to normal business. However, any future such attempt may cause material service interruptions or otherwise adversely affect our business and financial results.
We regularly evaluate and implement new technologies and processes to manage risks relating to cyber-attacks and system and network disruptions, including but not limited to usage errors by our employees, power outages, and catastrophic events such as fires, tornadoes, floods, hurricanes, and earthquakes. We have also enhanced our security protocols based on the investigation we conducted and in response to our prior attacks and service interruptions. Nevertheless, we cannot provide assurances that our efforts to address cyber security incidents and mitigate against the risk of future cyber security incidents or system disruptions will be successful. The techniques used by criminals to obtain unauthorized access to sensitive data change frequently and are often not recognized immediately. We may be unable to anticipate these techniques or implement adequate preventative measures and believe that cyber-attacks and threats against us have occurred in the past and are likely to continue in the future. If our systems are compromised, become inoperable for extended periods of time, or cease to function properly, we may have to make a significant investment to fix or replace them, and our ability to provide many of our electronic and online solutions to our customers may be impaired. In the event of another ransomware attack, we could suffer significant financial and reputational harm, regardless of whether we choose to pay the ransom amount. In addition, as cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Any of the risks described above could materially and adversely affect our consolidated results of operations and financial position.
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
•    variations in vehicle accident rates;
•    variations in total loss frequency rates;
•    supply chain disruptions;
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
•    goodwill impairment;
•    crimes committed against us, including theft, forgery, and counterfeit payments;
•    military conflicts, including the Russian invasion of Ukraine;
•    bank failures;
•    natural and man-made disasters;
•    public health issues, including COVID-19 and other pandemics;
•    monetary policy and potential inflation impacts, including any adverse effects of inflation on our cash reserves; and
•    political issues.

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
Our executive officers, directors and their affiliates beneficially own, in the aggregate, more than 11% of our issued and outstanding common stock as of April 30, 2023. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.
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
Date: May 25, 2023