Form 10-K
period 2023-07-31
COPART INC
filed 2023-09-28
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant as of January 31, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was $28,538,154,732 based upon the closing sales price reported for such date on the NASDAQ Global Select Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.
As of September 27, 2023, 957,355,633 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, also referred to in this Annual Report on Form 10-K as our Proxy Statement, which will be filed with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of July 31, 2023, have been incorporated by reference in Part III hereof. Except with respect to the information specifically incorporated by reference, the Proxy Statement is not deemed to be filed as a part hereof.

Copart, Inc.
Index to the Annual Report on Form 10-K
For the Fiscal Year Ended July 31, 2023

ii

PART I

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended July 31, 2023, or this Form 10-K, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These factors include those listed in Part I, Item 1A under the caption entitled “Risk Factors” in this Form 10-K and those discussed elsewhere in this Form 10-K. Unless the context otherwise requires, references in this Form 10-K to “Copart,” the “Company,” “we,” “us,” or “our” refer to Copart, Inc. We encourage investors to review these factors carefully together with the other matters referred to herein, as well as in the other documents we file with the Securities and Exchange Commission (the “SEC”). We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the SEC. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us.

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

For fiscal 2023, sales of U.S. vehicles, on a unit basis, to members registered outside the state where the vehicle was located accounted for 66.2% of total vehicles sold; of which 32.2% of vehicles were sold to out of state members within the U.S. and 34.0% were sold to International members, based on the IP address utilized during the auction process.

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

Historically, we believe our business has grown as a result of (i) acquisitions, (ii) increases in overall volume in the salvage car market, (iii) growth in market share, (iv) increases in the amount of revenue generated per sales transaction resulting from increases in the gross selling price and the addition of value-added services for both members and sellers, and (v) growth in non-insurance company sellers. For fiscal 2023, our revenues were $3.9 billion and our operating income was $1.5 billion.

In fiscal 2021, we opened one new operational facility in Germany, one new operational facility in Spain, ten new operational facilities in the U.S., and acquired an operational facility in Des Moines, Iowa.

In fiscal 2022, we opened one new operational facility in Canada, one new operational facility in Spain, and five new operational facilities in the U.S. We also acquired a parts recycler in the U.K. that has four operating facilities.

In fiscal 2023, we opened one new operational facility in Brazil, one new operational facility in Germany, one new operational facility in Canada, and eight new operational facilities in the U.S.

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

Our Business Segments

Our U.S. and International regions are considered two separate operating segments and are disclosed as two reportable segments. The segments represent geographic areas and reflect how the chief operating decision maker allocates resources and measures results, including total revenues, operating income and income before income taxes. Our revenues for the year ended July 31, 2023 were distributed as follows: U.S. 82.4% and International 17.6%. Geographic information as well as comparative segment revenues and related financial information pertaining to the U.S. and International segments for the years ended July 31, 2023, 2022 and 2021 are presented in the tables in Note 14 — Segments and Other Geographic Reporting, to the Notes to Consolidated Financial Statements, which are included in Part II, Item 8 of this Form 10-K.

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

Transportation Services

In the U.S. segment, we perform transportation services through a combination of third-party vehicle transport companies and our fleet. We maintain contracts with third-party vehicle transport companies, which enable us to pick up most of our sellers’ vehicles within 24 hours. Our national network and transportation capabilities provide cost and time savings to our vehicle sellers and offer timely vehicle pick up and prompt response to catastrophes and natural disasters in the U.S. and Canada. In the International segment, we perform transportation services through a combination of our fleet and third-party vehicle transport companies. Our international network and transportation capabilities provide cost and time savings to our vehicle sellers throughout Europe, Brazil and Middle east market.

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

Sales

We process vehicles from hundreds of different vehicle sellers. No single customer accounted for more than 10% of our consolidated revenues for fiscal 2023, 2022, or 2021 and our business does not depend on any particular customer to remain profitable. We obtained 83%, 80%, and 77% of the total number of vehicles processed during fiscal 2023, 2022, and 2021, respectively, from insurance company sellers.

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

Competition

We face significant competition from other remarketers of both salvage and non-salvage vehicles. Against these other vehicle remarketers, we face competition for long-term contractual commitments and various supply agreements with sellers, in addition to competition for the acquisition of vehicle storage facilities. We believe our principal competitors include vehicle auction and sales companies and vehicle dismantlers. These national, regional, and local competitors may have established relationships with vehicle sellers and buyers and may have financial resources that are greater than ours. The largest national or regional vehicle auctioneers in the U.S., including Ritchie Bros. (including its subsidiary Insurance Auto Auctions, Inc. (“IAA”)); Manheim, Inc., and ACV Auctions Inc. The largest national dismantler is LKQ Corporation (“LKQ”). LKQ, in addition to trade groups of dismantlers such as the American Recycling Association, United Recyclers Group LLC, other regional, and local dismantlers may purchase salvage vehicles directly from insurance companies, thereby bypassing vehicle remarketing companies entirely. In our International markets, our principal competitors are vehicle auction and sales companies, vehicle dismantlers, and privately held independent remarketers.

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

As of July 31, 2023, we had approximately 10,200 full and part-time employees, of which approximately 68% were located in the U.S. and 32% located within our International segment.

Of the approximately 6,900 full and part-time employees based in the U.S, approximately 46% of them identify as male, 42% as female, and 12% are undisclosed. We also believe our workforce is ethnically diverse. As of July 31, 2023, our U.S. workforce consisted of approximately 40% individuals identifying as White, 17% as Hispanic or Latino, 12% as Black or African American, 4% as Asian, 2% as two or more races and 25% as not disclosed.

Additionally, of the approximately 1,400 employees serving in the U.S. in management roles and above, up to and including executives, 60% identify as male, 37% identify as female, and 3% choose not to disclose.

Of the approximately 3,300 employees based within the International segment, approximately 63% of them identify as male, 36% as female, and 1% are undisclosed. We also believe our workforce is ethnically diverse. As of July 31, 2023, our International workforce consisted of approximately 53% individuals identifying as White, 34% as Asian, 4% as Black or African, 3% as Hispanic or Latino, 1% as two or more races, 5% as Other or as Not Disclosed.

Additionally, of the approximately 400 employees serving Internationally in management roles and above, up to and including executives, 65% identify as male, 33% identify as female and 2% identify as not disclosed.

At Copart, our Human Resources (HR) function known as People and Culture, plays a vital role in creating a supportive and productive work environment for all employees. Our People and Culture department is dedicated to fostering a culture of growth, collaboration, and employee well-being with a “people first” mindset. We understand that our people are our most valuable asset, and our People and Culture team is committed to providing comprehensive support across various aspects of the employee lifecycle.

We identify and attract top talent that aligns with our values and objectives. We carefully manage the recruitment process, from drafting job descriptions and posting vacancies to conducting interviews and making hiring decisions. We leverage online search tools, recruiting firms, employee referral programs and university recruiting. We offer a combination of competitive salaries, equity incentives and bonus plans.

Our executive compensation structure aligns incentives with our company’s strategic growth objectives, including long-term share price appreciation. In that regard, our executive compensation programs place greater weighting on equity compensation than other forms of compensation offered to all employees. For more details regarding our executive compensation, refer to information incorporated by reference from the information set forth under the captions “Executive Compensation” and “Compensation Discussion and Analysis” in our 2023 Proxy Statement.

Once a new team member joins us, our People and Culture department works to provide for a seamless onboarding process, helping them integrate into our culture and hit the ground running.

The People and Culture team oversees performance management processes that help employees understand their goals and expectations. We facilitate regular performance discussions, feedback sessions, and goal setting to ensure alignment with the company's objectives, driving a clear path to advancement.

We prioritize the well-being and satisfaction of our employees. We organize various engagement initiatives, including team-building events, wellness programs, and recognition efforts to celebrate achievements and milestones. We are dedicated to maintaining a positive and inclusive work environment where every employee feels valued and supported.

We provide comprehensive, generous benefits and compensation packages, ensuring that they remain competitive within the industry. We address inquiries about benefits, such as healthcare, retirement plans, and other rewards, to guarantee that our employees have access to the resources they need for a fulfilling work-life balance. Copart pays a sizable portion of the benefit premiums related to healthcare. Copart’s benefit plans are designed around Health, Financial Security, Life and Education. These include a variety of medical plans, dental and vision coverage, and wellness programs in addition to external support networks.

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
Although no single customer accounted for more than 10% of our consolidated revenues for fiscal 2023, 2022, or 2021, a limited number of vehicle sellers historically have collectively accounted for a substantial portion of our revenues. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected revenues in those markets. There can be no assurance that our existing agreements will not be canceled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.
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
We seek to increase our sales and profitability through the acquisition of complementary businesses, additional facilities and the development of new facilities. For example, in fiscal 2021, we opened one new operational facility in Germany, one new operational facility in Spain, ten new operational facilities in the U.S., and acquired an operational facility in Des Moines, Iowa. In fiscal 2022, we opened one new operational facility in Canada, one new operational facility in Spain, and five new operational facilities in the U.S. In fiscal 2023, we opened one new operational facility in Brazil, one new operational facility in Germany, one new operational facility in Canada, and eight new operational facilities in the U.S. As for strategic acquisitions of complementary businesses, we acquired National Powersport Auctions in fiscal 2017, and in fiscal 2022 we acquired Hills Motors (“Hills”) a used, or “green” parts recycler in the U.K. that has four operating facilities. The Hills acquisition is currently undergoing review by the U.K. Competition and Markets Authority (“CMA”). Acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers, the availability of affordable financing in the capital markets and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approvals on acceptable terms. There can be no assurance that we will be able to:
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
Our executive officers, directors and their affiliates beneficially own, in the aggregate, more than 10% of our issued and outstanding common stock as of July 31, 2023. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.
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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of July 31, 2023, there were 957,344,162 shares of our common stock issued and outstanding. Our common stock has been quoted on the NASDAQ Global Select Market under the symbol “CPRT” since March 17, 1994. As of September 27, 2023, we had 751 holders of record of our common stock. On July 31, 2023, the last reported sale price of our common stock on the NASDAQ Global Select Market was $44.19 per share.

Repurchases of Our Common Stock

On September 22, 2011, our Board of Directors approved an 320 million share increase in the stock repurchase program, bringing the total current authorization to 784 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. For fiscal 2023, 2022, and 2021, we did not repurchase any shares of our common stock under the program. As of July 31, 2023, the total number of shares repurchased under the program was 458,196,792, and subject to applicable limitations under Delaware law, 325,803,208 shares were available for repurchase under our program.

In fiscal 2021, certain employees exercised stock options through a cashless exercise. In fiscal 2022 and 2023, no employees exercised stock options through a cashless exercise. A portion of the options exercised were net settled in satisfaction of the exercise price. We remitted $0.0 million during the years ended July 31, 2023 and 2022, and $3.8 million during the year ended July 31, 2021 to the proper taxing authorities in satisfaction of the employees’ statutory withholding requirements.

The exercised stock options, utilizing a cashless exercise, are summarized in the following table:

Period	Options Exercised	Weighted Average Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes (1)	Net Shares to Employees	Weighted Average Share Price for Withholding	Employee Stock-Based Tax Withholding (in 000s)
FY 2021—Q4	360,000	4.43	49,464	117,396	193,140	32.25	3,786
FY 2022	—	—	—	—	—	—	—
FY 2023	—	—	—	—	—	—	—
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

Issuances of Unregistered Securities

There were no issuances of unregistered securities in the year ended July 31, 2023.

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

The following is a line graph comparing the cumulative total return to stockholders of our common stock at July 31, 2023 since July 31, 2018, to the cumulative total return over such period of (i) the NASDAQ Composite Index, (ii) the NASDAQ Industrial Index, and (iii) the S&P 500 Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Copart, Inc., the NASDAQ Composite Index,
the NASDAQ Industrial Index, and the S&P 500 Index

$600
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
7/18
7/19
7/20
7/21
7/22
7/23
Copart, Inc.
NASDAQ Composite
NASDAQ Industrial
S&P 500 Index

	Fiscal Year Ended July 31,
	2018	2019	2020	2021	2022	2023
Copart, Inc.	$100.00	$135.09	$162.48	$256.14	$223.21	$308.03
NASDAQ Composite	$100.00	$107.74	$143.06	$196.76	$167.33	$187.82
NASDAQ Industrial	$100.00	$100.97	$136.47	$170.84	$139.66	$145.91
S&P 500 Index	$100.00	$107.99	$120.90	$164.96	$157.31	$177.78
*    Assumes that $100.00 was invested on July 31, 2018 in our common stock, in the NASDAQ Composite Index, the NASDAQ Industrial Index, and the S&P 500 Index and that all dividends were reinvested. No dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.
    Copyright© 2023 Standard & Poor's, a division of S&P Global. All rights reserved.

Item 6.        Reserved

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended July 31, 2023, or this Form 10-K, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including forward-looking statements concerning the potential impact of the COVID-19 pandemic on our business, operations, and operating results. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These factors include those listed in Part I, Item 1A under the caption entitled “Risk Factors” in this Form 10-K and those discussed elsewhere in this Form 10-K. Unless the context otherwise requires, references in this Form 10-K to “Copart,” the “Company,” “we,” “us,” or “our” refer to Copart, Inc. We encourage investors to review these factors carefully together with the other matters referred to herein, as well as in the other documents we file with the Securities and Exchange Commission (the “SEC”). We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the SEC. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us.

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

Our revenue is impacted by several factors, including total loss frequency and the average vehicle auction selling price, as a significant amount of our service revenue is associated in some manner with the ultimate selling price of the vehicle. Vehicle auction selling prices are driven primarily by: (i) market demand for rebuildable, driveable vehicles; (ii) used car pricing, which we also believe has an impact on total loss frequency; (iii) end market demand for recycled and refurbished parts as reflected in demand from dismantlers; (iv) the mix of cars sold; (v) changes in the U.S. dollar exchange rate to foreign currencies, which we believe has an impact on auction participation by international buyers; and; (vi) changes in commodity prices, particularly the per ton price for crushed car bodies, as we believe this has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling. We cannot specifically quantify the financial impact that commodity pricing, used car pricing, and product sales mix has on the selling price of vehicles, our service revenues, or financial results. Total loss frequency is the percentage of cars involved in accidents that insurance companies salvage rather than repair and is driven by the relationship between repair costs, used car values, and auction returns. Over the past 30 years we believe there has been an increase in overall growth in the salvage market driven by an increase in total loss frequency. This increase in total loss frequency may have been driven by changes in used car values and repair costs over the same long-term horizon, which we believe are generally trending upward. Recently we have noted fluctuations in total loss frequency. Nonetheless, we believe the long-term trend of increases in total loss frequency will continue. In the near term changes in used car prices and repair cost, are inversely related but may impact total loss frequency and thereby affect our growth rate. Used car values are determined by many factors, including used car supply, which is tied directly to new car sales, and the average age of cars on the road. The average age of cars on the road has continued to increase, growing from 9.7 years in 2003 to 12.5 years in 2023. Repair costs are generally based on damage severity, vehicle complexity, repair parts availability, repair parts costs, labor costs, and repair shop lead times. The factors that can influence repair costs, used car pricing, and auction returns are many and varied and we cannot predict their movements with precision.

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

Other Income (Expense): Other income (expense) consists primarily of interest income on Treasury bills, interest expense on long-term debt, see Notes to Consolidated Financial Statements, Note 9 — Long-Term Debt; foreign exchange rate gains and losses; gains and losses from the disposal of assets, which will fluctuate based on the nature of these activities each period; and earnings from unconsolidated affiliates.

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

The following tables set forth operational facilities that we have opened and are now operational from August 1, 2020 through July 31, 2023:

United States Locations	Date
Redding, California	August 2020
Dothan, Alabama	August 2020
Jacksonville, Florida	August 2020
Milwaukee, Wisconsin	September 2020
Houston, Texas	December 2020
Knightdale, North Carolina	March 2021
Gastonia, North Carolina	May 2021
Bismarck, North Dakota	June 2021
Fairburn, Georgia	July 2021
Dyer, Indiana	July 2021
Mobile South, Alabama	August 2021
Madison, Wisconsin	October 2021
Augusta, Georgia	April 2022
Milwaukee South, Wisconsin	May 2022
Punta Gorda, Florida	June 2022
Anchorage, Alaska	August 2022
Rapid City, South Dakota	August 2022
Kansas City, Missouri	September 2022
Grenada, Mississippi	January 2023
Windham, New England	March 2023
Las Vegas West, Nevada	June 2023
Akron, Ohio	July 2023
Wayland, Michigan	July 2023

International Locations	Geographic Service Area	Date
Bruchmühlbach-Miesau, Rhineland-Palatinate (Mannheim)	Germany	February 2021
Mallorca, Balearic Islands	Spain	April 2021
Barcelona, Spain	Spain	September 2021
Halifax, Novia Scotia	Canada	April 2022
Brasília, Brazil	Brazil	September 2022
Büdingen, Hesse	Germany	January 2023
Ottawa, Ontario	Canada	February 2023

The following table sets forth the operational facilities obtained through business acquisitions from August 1, 2020 through July 31, 2023:

Locations	Geographic Service Area	Date
Des Moines, Iowa	United States	July 2021
Skelmersdale, England	United Kingdom	July 2022
Dumfries, England	United Kingdom	July 2022

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

Results of Operations

The following table shows certain data from our consolidated statements of income expressed as a percentage of total service revenues and vehicle sales for fiscal 2023, 2022 and 2021:

	Year Ended July 31,
(In percentages)	2023	2022	2021
Service revenues and vehicle sales:
Service revenues	83%	81%	85%
Vehicle sales	17%	19%	15%
Total service revenues and vehicle sales	100%	100%	100%
Operating expenses:
Yard operations	39%	37%	37%
Cost of vehicle sales	15%	17%	13%
General and administrative	7%	7%	8%
Total operating expenses	61%	61%	58%
Operating income	39%	39%	42%
Total other income (expense)	3%	(1)%	(1)%
Income before income taxes	42%	38%	41%
Income tax expense	8%	7%	6%
Net income	34%	31%	35%

Comparison of Fiscal Years ended July 31, 2023, 2022 and 2021

The following table presents a comparison of service revenues for fiscal 2023, 2022 and 2021:

	Year Ended July 31,			2023 vs. 2022		2022 vs. 2021
(In thousands)	2023	2022	2021	Change	% Change	Change	% Change
Service revenues
United States	$2,841,641	$2,533,165	$2,017,504	$308,476	12.2%	$515,661	25.6%
International	356,487	319,875	274,363	36,612	11.4%	45,512	16.6%
Total service revenues	$3,198,128	$2,853,040	$2,291,867	$345,088	12.1%	$561,173	24.5%

Service Revenues. The increase in service revenues for fiscal 2023 of $345.1 million, or 12.1% as compared to fiscal 2022 came from (i) an increase in the U.S. of $308.5 million, and (ii) an increase in International of $36.6 million. The growth in the U.S. was driven primarily by (i) an increase in revenue per car due to higher auction selling prices, which we believe is due to a change in mix of vehicles sold and restrictions within the global supply chain for automobiles and (ii) an increase in volume. The growth in International, excluding the unfavorable impact of $22.6 million due to changes in foreign currency exchange rates, primarily from the change in the European Union euro, Canadian dollar and British pound to U.S. dollar exchange rates, netting against a favorable impact of the Brazilian real to the U.S. dollar exchange rate, was driven primarily by an increase in revenue per car due to a change in mix of vehicles sold and an increase in volume.

The following table presents a comparison of vehicle sales for fiscal 2023, 2022 and 2021:

	Year Ended July 31,			2023 vs. 2022		2022 vs. 2021
(In thousands)	2023	2022	2021	Change	% Change	Change	% Change
Vehicle sales
United States	$348,007	$411,985	$254,568	$(63,978)	(15.5)%	$157,417	61.8%
International	323,383	235,896	146,076	87,487	37.1%	89,820	61.5%
Total vehicle sales	$671,390	$647,881	$400,644	$23,509	3.6%	$247,237	61.7%

Vehicle Sales. The increase in vehicle sales for fiscal 2023 of $23.5 million, or 3.6% as compared to fiscal 2022 came from (i) a decrease in the U.S. of $64.0 million and (ii) an increase in International of $87.5 million. The decline in the U.S. was primarily the result of a decrease in volume as a result of a proactive approach to mitigate principle unit exposure, offset by higher average auction selling prices, which was primarily due to a change in the mix of vehicles sold. The increase in International, excluding an unfavorable impact of $21.5 million due to changes in foreign currency exchange rates, which was driven primarily from the unfavorable change in the European Union euro, Canadian dollar and British pound to U.S. dollar exchange rates, was primarily the result of higher average auction selling prices, which largely was due to a change in mix of vehicles sold combined with increased prices resulting from the restrictions within the global supply chain for automobiles and an increase in volume.

The following table presents a comparison of yard operations expense for fiscal 2023, 2022 and 2021:

	Year Ended July 31,			2023 vs. 2022		2022 vs. 2021
(In thousands)	2023	2022	2021	Change	% Change	Change	% Change
Yard operations expenses
United States	$1,292,527	$1,123,986	$849,037	$168,541	15.0%	$274,949	32.4%
International	225,502	185,511	154,255	39,991	21.6%	31,256	20.3%
Total yard operations expenses	$1,518,029	$1,309,497	$1,003,292	$208,532	15.9%	$306,205	30.5%

Yard operations expenses, excluding depreciation and amortization
United States	$1,173,373	$1,022,647	$761,021	$150,726	14.7%	$261,626	34.4%
International	202,559	168,937	141,354	33,622	19.9%	27,583	19.5%

Yard depreciation and amortization
United States	$119,155	$101,340	$88,016	$17,815	17.6%	$13,324	15.1%
International	22,942	16,573	12,901	6,369	38.4%	3,672	28.5%

Yard Operations Expenses. The increase in yard operations expenses for fiscal 2023 of $208.5 million, or 15.9% as compared to fiscal 2022 resulted from (i) an increase in the U.S. of $168.5 million, and (ii) an increase in international of $40.0 million. Excluding depreciation and amortization, the increase in the U.S. compared to the same period last year relates to an increase in the cost to process each car combined with an increase in volume. The increase in cost to process each car was driven by increased subhaul costs primarily related to the fluctuation of fuel costs, and labor costs, combined with an increase in premiums for catastrophic related subhaul, labor costs incurred from overtime, and increased travel and lodging associated with Hurricane Ian. The increase in International, excluding a favorable impact of $12.1 million due to changes in foreign currency exchange rates, primarily from the favorable change in the European Union euro, Canadian dollar and British pound to U.S. dollar exchange rate offset by an unfavorable change in the Brazilian real to U.S. dollar exchange rate, was primarily due to an increase in the cost to process each car which is driven by an increase in subhaul, fuel and labor costs combined with an increase in volume. Included in yard operations expenses were depreciation and amortization expenses which increased year over year due to the depreciation of new and expanded facilities placed into service in U.S. and International locations.

The following table presents a comparison of cost of vehicle sales for fiscal 2023, 2022 and 2021:

	Year Ended July 31,			2023 vs. 2022		2022 vs. 2021
(In thousands)	2023	2022	2021	Change	% Change	Change	% Change
Cost of vehicle sales
United States	$326,764	$380,928	$227,365	$(54,164)	(14.2)%	$153,563	67.5%
International	287,734	204,275	118,763	83,459	40.9%	85,512	72.0%
Total cost of vehicle sales	$614,498	$585,203	$346,128	$29,295	5.0%	$239,075	69.1%

Cost of Vehicle Sales. The increase in cost of vehicle sales for fiscal 2023 of $29.3 million, or 5.0% as compared to fiscal 2022 was the result of (i) a decrease in the U.S. of $54.2 million and (ii) an increase in International of $83.5 million. The decrease in the U.S. was primarily the result of a decrease in volume as a result of a proactive approach to mitigate principal unit exposure, offset by higher average purchase prices, which was primarily due to increased demand and a change in the mix of vehicles sold. The increase in International, excluding the favorable impact of $17.8 million due to changes in foreign currency exchange rates, primarily from the favorable change in the European Union euro, Canadian dollar and British pound to U.S. dollar exchange rates, was primarily driven by higher average purchase prices due to the change in mix of vehicles sold and higher volume.

The following table presents a comparison of general and administrative expenses for fiscal 2023, 2022 and 2021:

	Year Ended July 31,			2023 vs. 2022		2022 vs. 2021
(In thousands)	2023	2022	2021	Change	% Change	Change	% Change
General and administrative expenses
United States	$202,260	$192,667	$172,115	$9,593	5.0%	$20,552	11.9%
International	48,162	38,557	34,550	9,605	24.9%	4,007	11.6%
Total general and administrative expenses	$250,422	$231,224	$206,665	$19,198	8.3%	$24,559	11.9%

General and administrative expenses, excluding depreciation and amortization
United States	$185,611	$173,371	$152,366	$12,240	7.1%	$21,005	13.8%
International	47,430	37,781	33,245	9,649	25.5%	4,536	13.6%

General and administrative depreciation and amortization
United States	$16,649	$19,295	$19,749	$(2,646)	(13.7)%	$(454)	(2.3)%
International	732	777	1,305	(45)	(5.8)%	(528)	(40.5)%

General and Administrative Expenses. The increase in general and administrative expenses for fiscal 2023 of $19.2 million, or 8.3% as compared to fiscal 2022 came primarily from (i) an increase in the U.S. of $9.6 million, and (ii) an increase in International of $9.6 million. Excluding depreciation and amortization, the increase in the U.S. of $12.2 million resulted from increases in, labor costs, outside services and travel costs offset by a decrease in legal costs. The increase in International, excluding a favorable impact of $2.7 million due to changes in foreign currency exchange rates, primarily from the favorable change in the European Union euro, Canadian dollar and British pound to U.S. dollar exchange rate offset by an unfavorable change in the Brazilian real to U.S. dollar exchange rate, resulted from increases in stock compensation, labor costs, legal costs, travel costs, and marketing costs. The decrease in depreciation and amortization expenses resulted primarily from fully depreciating certain intangible and technology assets in the U.S. and International locations.

The following table summarizes total other expenses and income taxes for fiscal 2023, 2022 and 2021:

	Year Ended July 31,			2023 vs. 2022		2022 vs. 2021
(In thousands)	2023	2022	2021	Change	% Change	Change	% Change
Total other income (expenses)	$67,759	$(34,043)	$(14,580)	$101,802	299.0%	$(19,463)	(133.5)%
Income taxes	316,587	250,824	185,351	65,763	26.2%	65,473	35.3%
Other Expenses. The increase in total other income for fiscal 2023 of $101.8 million, or 299.0% as compared to fiscal 2022 was primarily due to higher interest income earned from Treasury Bills, realized and unrealized foreign currency gains, net against a decrease in interest expense and decrease of extinguishment of debt offset by losses from equity method investments.

Income Taxes. Our effective income tax rates were 20.4% and 18.7%, for fiscal 2023 and 2022, respectively. The current and prior year’s effective tax rate was computed based on the U.S. federal statutory tax rate of 21.0%. The effective tax rate for fiscal year ending July 31, 2023 was favorably impacted by $1.5 million of discrete tax adjustments made in connection with finalizing our fiscal year 2022 tax return. The effective tax rate for fiscal year ending July 31, 2022 was unfavorably impacted by $8.2 million of discrete tax adjustments made in connection with finalizing our fiscal year 2021 tax return and favorably impacted by $17.0 million of discrete tax items related to amending previously filed income tax returns. The effective tax rates in the current and prior year were also impacted by the recognition of excess tax benefits from the exercise of employee stock options of $21.0 million and $14.3 million for fiscal years 2023 and 2022, respectively.

Discussion of Fiscal Year ended July 31, 2022 compared to Fiscal Year ended July 31, 2021

For a discussion of fiscal 2022 as compared to fiscal 2021, please refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended July 31, 2022, filed with the SEC on September 27, 2022.

Liquidity and Capital Resources

The following table presents a comparison of key components of our liquidity and capital resources for fiscal 2023, 2022 and 2021, excluding additional funds available to us through our Revolving Loan Facility:

	July 31,			2023 vs. 2022		2022 vs. 2021
(In thousands)	2023	2022	2021	Change	% Change	Change	% Change
Cash, cash equivalents, and restricted cash	$957,395	$1,384,236	$1,048,260	$(426,841)	(30.8)%	$335,976	32.1%
Working capital	2,769,835	1,761,566	1,281,580	1,008,269	57.2%	479,986	37.5%

	Year Ended July 31,			2023 vs. 2022		2022 vs. 2021
(In thousands)	2023	2022	2021	Change	% Change	Change	% Change
Operating cash flows	$1,364,210	$1,176,683	$990,891	$187,527	15.9%	$185,792	18.7%
Investing cash flows	(1,892,049)	(442,310)	(465,466)	(1,449,739)	(327.8)%	23,156	5.0%
Financing cash flows	66,615	(382,693)	40,922	449,308	117.4%	(423,615)	1,035.2%

Capital expenditures, excluding acquisitions	$(516,636)	$(337,448)	$(462,996)	$(179,188)	(53.1)%	$125,548	27.1%
Acquisitions	—	(106,604)	(5,000)	106,604	100.0%	(101,604)	(2,032.1)%

Cash, cash equivalents, and restricted cash decreased $426.8 million and working capital increased $1,008.3 million at July 31, 2023, as compared to July 31, 2022. Cash, cash equivalents, and restricted cash decreased primarily due to the purchase of held to maturity securities of $1,406.6 million as at July 31, 2023, offset by cash generated from operations and proceeds from stock option exercises. Working capital increased primarily from cash generated from operations and timing of cash receipts and payments, partially offset by capital expenditures and certain income tax benefits related to stock option exercises and timing of cash payments. Cash equivalents consisted of bank deposits, certificates of deposit, U.S. Treasury Bills, and funds invested in money market accounts, which bear interest at variable rates.

Historically, we have financed our growth through cash generated from operations, public offerings of common stock, equity issued in conjunction with certain acquisitions, and debt financing. Our primary source of cash generated by operations is from the collection of service fees and reimbursable advances from the proceeds of vehicle sales. We expect to continue to use cash flows from operations to finance our working capital needs and to develop and grow our business. In addition to our stock repurchase program, we are considering a variety of alternative potential uses for our remaining cash balances and our cash flows from operations. These alternative potential uses include additional stock repurchases, the payment of dividends, and acquisitions. For further detail, see Notes to Consolidated Financial Statements, Note 9 — Long-Term Debt and Note 12 — Stockholders’ Equity and under the subheadings “Credit Agreement” below.

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

We believe that our currently available cash and cash equivalents and cash generated from operations will be sufficient to satisfy our operating and working capital requirements in the foreseeable future. We expect to acquire or develop additional locations and expand some of our current facilities in the foreseeable future. We may be required to raise additional cash through drawdowns on our Revolving Loan Facility or issuance of additional equity to fund this expansion. Although the timing and magnitude of growth through expansion and acquisitions are not predictable, the opening of new greenfield yards is contingent upon our ability to locate property that (i) is in an area in which we have a need for more capacity; (ii) has adequate size given the capacity needs; (iii) has the appropriate shape and topography for our operations; (iv) is reasonably close to a major road or highway; and (v) most importantly, has the appropriate zoning for our business.

As of July 31, 2023, $145.5 million of the $957.4 million of cash, cash equivalents, and restricted cash was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., the repatriation of these funds could still be subject to the foreign withholding tax following the U.S. Tax Reform. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not require repatriation to fund our U.S. operations.

Net cash provided by operating activities increased for fiscal 2023 as compared to fiscal 2022 due to improved cash operating results primarily from an increase in service and vehicle sales revenues, partially offset by an increase in yard operations and general and administrative expenses, and changes in operating assets and liabilities. The change in operating assets and liabilities was primarily the result of an increase in funds received in income tax receivable of $63.1 million, inventory of $37.4 million, deferred revenue of $6.5 million and income tax payable of $21.8 million, partially offset by accounts receivable of $25.5 million, accounts payable of $18.3 million, and vehicle pooling costs of $7.4 million.

Net cash used in investing activities increased for fiscal 2023 as compared to fiscal 2022 due primarily to the purchase of held to maturity securities and an increase in capital expenditures net against proceeds from the sale of assets. Our capital expenditures are primarily related to acquiring land, opening and improving facilities, capitalized software development costs for new software for internal use and major software enhancements, acquiring yard equipment, and lease buyouts of certain facilities. We continue to develop, expand, and invest in new and existing facilities and standardize the appearance of existing locations. As of the year ended July 31, 2023, we have no material non-cancelable commitments for future capital expenditures.

Net cash provided by (used in) financing activities changed from a use of cash to providing cash in fiscal 2023 as compared to fiscal 2022 due primarily to an increase in proceeds from the exercise of stock options and a reduction in principal payments on long term debt as discussed in further detail in the Notes to Consolidated Financial Statements, Note 12 — Stockholders’ Equity.

For a discussion of fiscal 2022 as compared to fiscal 2021, please refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended July 31, 2022, filed with the SEC on September 27, 2022.

Stock Repurchases

On September 22, 2011, our Board of Directors approved a 320 million share increase in the stock repurchase program, bringing the total current authorization to 784 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. For fiscal 2023, 2022, and 2021, we did not repurchase any shares of our common stock under the program. As of July 31, 2023, the total number of shares repurchased to date under the program was 458,196,792, and subject to applicable limitations under Delaware law, 325,803,208 shares were available for repurchase under our program.

In fiscal 2021, certain employees exercised stock options through a cashless exercise. In fiscal 2022 and 2023, no employees exercised stock options through a cashless exercise. A portion of the options exercised were net settled in satisfaction of the exercise price. We remitted $0.0 million, $0.0 million, and $3.8 million during the years ended July 31, 2023, 2022, and 2021, respectively, to the proper taxing authorities in satisfaction of the employees’ statutory withholding requirements.

The exercised stock options, utilizing a cashless exercise, are summarized in the following table:

Period	Options Exercised	Weighted Average Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes (1)	Net Shares to Employees	Weighted Average Share Price for Withholding	Employee Stock-Based Tax Withholding (in 000s)
FY 2021—Q4	360,000	4.43	49,464	117,396	193,140	32.25	3,786
FY 2022	—	—	—	—	—	—	—
FY 2023	—	—	—	—	—	—	—
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

We had $11.0 million and $0.0 million outstanding borrowings under the Revolving Loan Facility as of July 31, 2023 and July 31, 2022, respectively. The Credit Agreement contains customary affirmative and negative covenants and we were in compliance with all covenants related to the Credit Agreement as of July 31, 2023.

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

On May 24, 2022, we retired 100% of the Senior Notes. We paid $420.6 million to retire the Senior Notes which included an additional $16.8 million make-whole payment, to the holders of the Senior Notes, and $3.8 million in accrued interest.

For further detail on both the Credit Agreement and Note Purchase Agreement, see Notes to Consolidated Financial Statements, Note 9 — Long-Term Debt .

Off-Balance Sheet Arrangements

As of July 31, 2023, we had no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

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

Service revenues

Our service revenue consists of auction and auction related sales transaction fees charged for vehicle remarketing services. Within this revenue category, our primary performance obligation is the auctioning of consigned vehicles through an online auction process. These auction and auction related services may include a combination of vehicle purchasing fees, vehicle listing fees, and vehicle selling fees that can be based on a predetermined percentage of the vehicle sales price, tiered vehicle sales price driven fees, or at a fixed fee based on the sale of each vehicle regardless of the selling price of the vehicle; transportation fees for the cost of transporting the vehicle to or from our facility; title processing and preparation fees; vehicle storage fees; bidding fees; and vehicle loading fees. These services are not distinct within the context of the contract. Accordingly, revenue for these services is recognized when the single performance obligation is satisfied at the completion of the auction process. We do not take ownership of these consigned vehicles which are stored at our facilities located throughout the U.S. and international locations. These fees are recognized as net revenue (not gross vehicle selling price) at the time of auction in the amount of such fees charged.

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

	Year Ended July 31,
(In thousands)	2023	2022	2021
Service revenues
United States	$2,841,641	$2,533,165	$2,017,504
International	356,487	319,875	274,363
Total service revenues	$3,198,128	$2,853,040	$2,291,867
Vehicle sales

Certain vehicles are purchased and remarketed on our own behalf. We have a single performance obligation related to the sale of these vehicles, which is the completion of the online auction process. Vehicle sales revenue is recognized on the auction date. As we act as a principal in vehicle sales transactions, the gross sales price at auction is recorded as revenue.

	Year Ended July 31,
(In thousands)	2023	2022	2021
Vehicle sales
United States	$348,007	$411,985	$254,568
International	323,383	235,896	146,076
Total vehicle sales	$671,390	$647,881	$400,644

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

Income Taxes

In determining net income for financial statement purposes, we must make certain estimates and judgments in the calculation of tax provisions and the resultant tax liabilities.

Deferred income tax assets and liabilities are recognized based on differences between the financial reporting and income tax basis of assets and liabilities and are measured using the tax rates and laws enacted at the time of such determination. We regularly review our deferred tax assets for recoverability and a valuation allowance is provided when it is more likely than not that some portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we make estimates and assumptions regarding projected future taxable income, the reversal of deferred tax liabilities and implementation of tax planning strategies. Changes in our assumptions could cause an increase or decrease to the valuation allowance resulting in an increase or decrease in our effective tax rate.

We recognize liabilities when we determine a tax position is not more likely than not to be sustained upon examination by the tax authorities. We use significant judgment in determining whether a tax position's technical merits are more likely than not to be sustained and in measuring the amount of tax benefit that qualifies for recognition. We recognize penalties and interest accrued related to income taxes as a component of the provision for income taxes. Although we believe the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different from what is reflected in the historical income tax provisions and accruals.

We recognize liabilities, if any, related to global low-taxed intangible income (“GILTI”) in the year in which the liability arises and not as a deferred tax liability.

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

Interest Income Risk

The primary objective of our investment activities is to preserve principal while secondarily maximizing yields without significantly increasing risk. To achieve this objective in the current uncertain global financial markets, all cash and cash equivalents were held in bank deposits, U.S. Treasury Bills, and money market funds as of July 31, 2023. As the interest rates on a material portion of our cash and cash equivalents are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows but would not materially impact the fair market value of the related underlying instruments. As of July 31, 2023, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgaged-backed securities. Based on the average cash balance held for fiscal 2023, a hypothetical 10% adverse change in our interest yield would not have materially affected our operating results.

Interest Expense Risk

Our total borrowings under the Revolving Loan Facility under the Credit Agreement were $11.0 million as of July 31, 2023. The Revolving Loan Facility under the Credit Agreement bears interest, at our election, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Federal Funds Rate, which is defined as a fluctuating rate per annum to the greatest of (A) the Federal Funds Rate in effect on such date plus 0.50% or (B) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate;” and (ii) SOFR for a one-month interest period for such date plus 1.0%, plus an applicable margin ranging from 0.00% to 0.75% based on our consolidated total net leverage ratio during the preceding fiscal quarter; or (b) the SOFR plus an applicable margin ranging from 1.00% to 1.75% depending on our consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable, arrears, at the end of each calendar quarter for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of SOFR Loans. If interest rates were to increase by 10% it would not materially affect our operating results.

Foreign Currency and Translation Exposure

Fluctuations in foreign currencies create volatility in our reported results of operations because we are required to consolidate the results of operations of our foreign currency denominated subsidiaries. International net revenues are typically denominated in the local currency of each country and result from transactions by our operations in Canada, the U.K., Brazil, the Republic of Ireland, Germany, Finland, the U.A.E., Oman, Bahrain, and Spain. These operations also incur a majority of their expenses in the local currency, the British pound, Canadian dollar, Brazilian real, European Union euro, U.A.E. dirham, Omani rial, and Bahraini dinar. Our international operations are subject to risks associated with foreign exchange rate volatility, which could have a material and adverse impact on our future results. A hypothetical 10% adverse change in the value of the U.S. dollar relative to the British pound, Canadian dollar, Brazilian real, European Union euro, U.A.E. dirham, Omani rial, and Bahraini dinar would have resulted in a decrease in operating income of $11.5 million for fiscal 2023.

Fluctuations in foreign currencies also create volatility in our consolidated financial position because we are required to remeasure substantially all assets and liabilities held by our foreign subsidiaries at the current exchange rate at the close of the accounting period. At July 31, 2023, the cumulative effect of foreign exchange rate fluctuations on our consolidated financial position was a net translation loss of $141.0 million. This loss was recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income. A hypothetical 10% adverse change in the value of the U.S. dollar relative to the British pound, Canadian dollar, Brazilian real, European Union euro, U.A.E. dirham, Omani rial, and Bahraini dinar would not have materially affected our consolidated financial position. We do not hedge our exposure to translation risks arising from fluctuations in foreign currency exchange rates.

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

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), or Disclosure Controls, as of the end of the period covered by this Annual Report on Form 10-K. This evaluation, or Controls Evaluation, was performed under the supervision and with the participation of management, including our Co-CEO and our Chief Financial Officer (“CFO”). Disclosure Controls are controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Co-CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our Disclosure Controls include some, but not all, components of our internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of July 31, 2023. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of our internal control over financial reporting as of July 31, 2023. Ernst & Young LLP has issued an attestation report which appears on the following page of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Copart, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Copart, Inc.’s internal control over financial reporting as of July 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Copart, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of July 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company, and our report dated September 28, 2023, expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Dallas, Texas
September 28, 2023

Limitations on the Effectiveness of Controls

Our management, including our Co-CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Copart have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information

Without limiting the generality of the foregoing, during the three months ended July 31, 2023, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b-5 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we intend to file a definitive proxy statement for our 2023 Annual Meeting of Stockholders (the Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included therein is incorporated herein by reference.

Item 10.        Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference to the proposal captioned “Election of Directors,” and the sections titled “Corporate Governance and Board of Directors” and “Related Person Transactions and Section 16(a) Beneficial Ownership Compliance” in our Proxy Statement.

Delinquent Section 16(a) Reports

There were no delinquent Section 16(a) Reports during fiscal 2023.

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

Item 11.        Executive Compensation

The information required by this item is incorporated herein by reference from the Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2023 fiscal year end) under the heading “Executive Compensation,” “Compensation of Directors,” and “Corporate Governance and Board of Directors.”

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference from the Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2023 fiscal year end) under the headings “Security Ownership” and “Executive Compensation,” subheading “Equity Compensation Plan Information.”

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference from the Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2023 fiscal year end) under the heading “Related Person Transactions and Section 16(a) Beneficial Ownership Compliance,” “Corporate Governance and Board of Directors,” and under the proposal captioned “Election of Directors.”

Item 14.        Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference from the proposal captioned “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days of our July 31, 2023 fiscal year end).

PART IV

Item 15.        Exhibits, Financial Statement Schedules

The following documents are filed as part of this Form 10-K:

(a)Financial statements:
Our consolidated financial statements at July 31, 2023 and 2022 and for each of the three years in the period ended July 31, 2023 and the notes thereto, together with the report of the independent registered public accounting firm on those consolidated financial statements are hereby filed as part of this annual report on Form 10-K.

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

Item 16.        Form 10-K Summary

None.

EXHIBIT INDEX

The following Exhibits are filed as part of, or incorporated by reference into this report.

Incorporated by reference herein
Exhibit Number		Description	Form	Date
3.1		Amended and Restated Certificate of Incorporation of Copart, Inc.	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 3.1	November 2, 2022
3.2		Amended and Restated Bylaws of Copart, Inc.	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 3.1	March 31, 2022
4.1		Description of Capital Stock	Annual Report on Form 10-K (File No. 000-23255), Exhibit No. 4.1	September 30, 2019
10.1	*	Copart Inc. 2007 Equity Incentive Plan, as Amended and Restated (2007 EIP)	Current Report on Form 8-K, (File No. 000-23255), Exhibit No. 1	December 22, 2016
10.2	*	Form of Performance Share Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	December 12, 2007
10.3	*	Form of Restricted Stock Unit Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.3	December 12, 2007
10.4	*	Form of Stock Option Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.5	December 12, 2007
10.5	*	Form of Restricted Stock Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.4	December 12, 2007
10.6	*	Copart, Inc. Executive Bonus Plan	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	March 5, 2021
10.7	*	Form of Indemnification Agreement signed by executive officers and directors	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	May 26, 2023
10.8	*	Copart, Inc. 2014 Employee Stock Purchase Plan	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	December 5, 2014
10.9	*	Executive Officer Employment Agreement, effective January 4, 2016, between the Registrant and Jeffrey Liaw.	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.26	November 23, 2015
10.10
Second Amended and Restated Credit Agreement, dated as of December 21, 2021, by and among Copart, certain subsidiaries of Copart. the lenders party thereto, and Bank of America,N.A., as administrative agent.
			Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	December 27, 2021
10.11		Executive Officer Employment Agreement, effective December 5, 2022, between the registrant and Leah Stearns	Quarterly Report on Form 10-Q (File No. 000-23255), Exhibit No. 10	February 24, 2023

Incorporated by reference herein
Exhibit Number		Description	Form	Date
10.12	*	Outside Director Compensation Program	—	Filed herewith
19.1		Insider Trading Policy	—	Filed herewith
21.1		List of subsidiaries of Registrant	—	Filed herewith
23.1		Consent of Independent Registered Public Accounting Firm	—	Filed herewith
24.1		Power of Attorney (included on signature page)	—	Filed herewith
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
31.2		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
31.3		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.1	(1)	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.2	(1)	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.3	(1)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
97.1		Compensation Recovery Policy	—	Filed herewith
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Extension Definition
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL).
(1)		In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

*    Management contract, plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant

COPART, INC.

By:	/s/ A. JAYSON ADAIR
A. Jayson Adair Co-Chief Executive Officer (Principal Executive Officer), Director

Date: September 28, 2023

COPART, INC.

By:	/s/ JEFFREY LIAW
Jeffrey Liaw Co-Chief Executive Officer (Principal Executive Officer)

Date: September 28, 2023

COPART, INC.

By:	/s/ LEAH STEARNS
Leah Stearns Chief Financial Officer (Principal Financial and Accounting Officer and duly Authorized Officer)

Date: September 28, 2023

POWER OF ATTORNEY

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints A. Jayson Adair, and Jeffrey Liaw and Leah Stearns, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date
/s/ A. JAYSON ADAIR	Co-Chief Executive Officer (Principal Executive Officer), Director	September 28, 2023
A. Jayson Adair

/s/ JEFFREY LIAW	Co-Chief Executive Officer (Principal Executive Officer)	September 28, 2023
Jeffrey Liaw

/s/ LEAH STEARNS	Chief Financial Officer (Principal Financial and Accounting Officer)	September 28, 2023
Leah Stearns

/s/ WILLIS J. JOHNSON	Chairman of the Board	September 28, 2023
Willis J. Johnson

/s/ MATT BLUNT	Director	September 28, 2023
Matt Blunt

/s/ STEVEN D. COHAN	Director	September 28, 2023
Steven D. Cohan

/s/ DANIEL ENGLANDER	Director	September 28, 2023
Daniel Englander

/s/ STEPHEN FISHER	Director	September 28, 2023
Stephen Fisher

/s/ CHERYLYN HARLEY LEBON	Director	September 28, 2023
Cherylyn Harley LeBon

/s/ JAMES E. MEEKS	Director	September 28, 2023
James E. Meeks

/s/ DIANE M. MOREFIELD	Director	September 28, 2023
Diane M. Morefield

/s/ CARL SPARKS	Director	September 28, 2023
Carl Sparks

/s/ THOMAS N. TRYFOROS	Director	September 28, 2023
Thomas N. Tryforos

Copart, Inc.
Index to Consolidated Financial Statements
and Financial Statement Schedule

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Copart, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Copart, Inc. (the Company) as of July 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2023 and 2022 and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of July 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated September 28, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.
/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.
Dallas, Texas
September 28, 2023

COPART, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	July 31,
	2023	2022
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$957,395	$1,384,236
Investment in held to maturity securities	1,406,589	—
Accounts receivable, net	702,038	578,573
Vehicle pooling costs	123,725	112,242
Inventories	39,973	58,791
Income taxes receivable	6,574	49,882
Prepaid expenses and other assets	26,310	18,731
Total current assets	3,262,604	2,202,455
Property and equipment, net	2,844,339	2,485,764
Operating lease right-of-use assets	108,139	116,303
Intangibles, net	62,702	54,680
Goodwill	394,289	401,954
Other assets	65,806	47,708
Total assets	$6,737,879	$5,308,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$440,810	$399,034
Deferred revenue	26,117	20,061
Income taxes payable	4,374	—
Current portion of operating and finance lease liabilities	21,468	21,794
Total current liabilities	492,769	440,889
Deferred income taxes	89,492	80,060
Income taxes payable	69,193	64,637
Operating and finance lease liabilities, net of current portion	88,082	95,683
Long-term debt and other liabilities, net of discount	10,903	1,996
Total liabilities	750,439	683,265

Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.0001 par value—5,000,000 shares authorized; none issued	—	—
Common stock: $0.0001 par value—1,600,000,000 shares authorized; 957,344,162 and 952,163,896 shares issued and outstanding, respectively	96	96
Additional paid-in capital	938,910	838,460
Accumulated other comprehensive loss	(141,006)	(169,365)
Retained earnings	5,189,440	3,956,408
Total stockholders’ equity	5,987,440	4,625,599
Total liabilities and stockholders’ equity	$6,737,879	$5,308,864

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended July 31,
	2023	2022	2021
Service revenues and vehicle sales:
Service revenues	$3,198,128	$2,853,040	$2,291,867
Vehicle sales	671,390	647,881	400,644
Total service revenues and vehicle sales	3,869,518	3,500,921	2,692,511
Operating expenses:
Yard operations	1,518,029	1,309,497	1,003,292
Cost of vehicle sales	614,498	585,203	346,128
General and administrative	250,422	231,224	206,665
Total operating expenses	2,382,949	2,125,924	1,556,085
Operating income	1,486,569	1,374,997	1,136,426
Other income (expense):
Interest income (expense), net	65,928	(16,688)	(20,247)
Loss on extinguishment of debt	—	(16,759)	—
Other income (expense), net	1,831	(596)	5,667
Total other income (expense)	67,759	(34,043)	(14,580)
Income before income taxes	1,554,328	1,340,954	1,121,846
Income tax expense	316,587	250,824	185,351
Net income	$1,237,741	$1,090,130	$936,495

Basic net income per common share	$1.30	$1.15	$0.99
Weighted average common shares outstanding	953,574	949,676	945,008

Diluted net income per common share	$1.28	$1.13	$0.97
Diluted weighted average common shares outstanding	966,647	964,604	961,160

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended July 31,
	2023	2022	2021
Comprehensive income, net of tax:
Net income	$1,237,741	$1,090,130	$936,495
Other comprehensive income:
Foreign currency translation adjustments	28,359	(68,505)	20,228
Comprehensive income	$1,266,100	$1,021,625	$956,723

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital
	Outstanding Shares	Amount			Retained Earnings	Stockholders’ Equity
Balances at July 31, 2020	941,261,348	$96	$672,655	$(121,088)	$1,937,853	$2,489,516
Net income	—	—	—	—	936,495	936,495
Currency translation adjustment	—	—	—	20,228	—	20,228
Exercise of stock options, net of repurchased shares	6,229,752	—	39,049	—	(6,145)	32,904
Employee stock-based compensation	128,476	—	40,922	—	—	40,922
Shares issued for Employee Stock Purchase Plan	437,516	—	9,136	—	—	9,136
Balances at July 31, 2021	948,057,092	96	761,762	(100,860)	2,868,203	3,529,201
Net income	—	—	—	—	1,090,130	1,090,130
Currency translation adjustment	—	—	—	(68,505)	—	(68,505)
Exercise of stock options, net of repurchased shares	3,620,988	—	28,108	—	(1,925)	26,183
Employee stock-based compensation	110,796	—	38,965	—	—	38,965
Shares issued for Employee Stock Purchase Plan	375,020	—	9,625	—	—	9,625
Balances at July 31, 2022	952,163,896	96	838,460	(169,365)	3,956,408	4,625,599
Net income	—	—	—	—	1,237,741	1,237,741
Currency translation adjustment	—	—	—	28,359	—	28,359
Exercise of stock options, net of repurchased shares	4,473,888	—	49,679	—	(4,709)	44,970
Employee stock-based compensation	257,700	—	39,673	—	—	39,673
Shares issued for Employee Stock Purchase Plan	448,678	—	11,098	—	—	11,098
Balances at July 31, 2023	957,344,162	$96	$938,910	$(141,006)	$5,189,440	$5,987,440

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended July 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$1,237,741	$1,090,130	$936,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt cost	159,684	138,605	123,084
Allowance for credit losses (gains)	1,946	1,349	(1,121)
Equity in losses (earnings) of unconsolidated affiliates	5,347	284	(3,240)
Stock-based compensation	39,673	38,965	40,922
Gain on sale of property and equipment	(1,846)	(939)	(1,480)
Loss on extinguishment of debt	—	16,759	—
Deferred income taxes (benefits)	9,946	17,017	(7,951)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(123,207)	(97,750)	(127,513)
Vehicle pooling costs	(10,989)	(18,342)	(20,476)
Inventories	26,549	(10,851)	(24,602)
Prepaid expenses and other current and non-current assets	(59,949)	(5,156)	7,025
Operating lease right-of-use assets and lease liabilities	350	715	570
Accounts payable and accrued liabilities	18,010	36,306	44,613
Deferred revenue	5,896	(574)	8,781
Income taxes receivable	33,193	(29,884)	6,739
Income taxes payable	21,866	49	9,045
Net cash provided by operating activities	1,364,210	1,176,683	990,891
Cash flows from investing activities:
Purchases of property and equipment	(516,636)	(337,448)	(462,996)
Proceeds from sale of property and equipment	33,919	4,333	2,530
Purchases of assets and liabilities in connection with acquisitions	—	(106,604)	(5,000)
Investment in held to maturity securities	(1,406,588)	(374,866)	—
Proceeds from the sale of held to maturity securities	—	374,866	—
Investment in unconsolidated affiliate	(2,744)	(2,591)	—
Net cash used in investing activities	(1,892,049)	(442,310)	(465,466)
Cash flows from financing activities:
Proceeds from the exercise of stock options	49,679	28,108	39,049
Proceeds from the issuance of Employee Stock Purchase Plan shares	11,098	9,625	9,136
Payments for employee stock-based tax withholdings	(4,709)	(1,925)	(6,145)
Issuance of principal on revolver facility	44,494	—	—
Principal payments on revolver facility	(33,924)	—	—
Debt offering costs	—	(1,212)	—
Principal payments on long-term debt	—	(416,759)	—
Payments of finance lease obligations	(23)	(530)	(1,118)
Net cash provided by (used in) financing activities	66,615	(382,693)	40,922
Effect of foreign currency translation	34,383	(15,704)	4,195
Net (decrease) increase in cash, cash equivalents, and restricted cash	(426,841)	335,976	570,542
Cash, cash equivalents, and restricted cash at beginning of period	1,384,236	1,048,260	477,718
Cash, cash equivalents, and restricted cash at end of period	$957,395	$1,384,236	$1,048,260
Supplemental disclosure of cash flow information:
Interest paid	$2,614	$18,539	$19,723
Income taxes paid, net of refunds	$257,514	$263,226	$178,241
The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2023

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

On August 4, 2023, the Company’s Board of Directors approved a two-for-one common stock split effected in the form of a stock dividend entitling each stockholder of record to receive one additional share of common stock for every one share owned. On August 21, 2023, the Company effected the two-for-one stock dividend to stockholders of record as of August 14, 2023.

Both stock dividend increased the number of shares of common stock outstanding and all share and per share amounts have been retroactively adjusted for the stock dividend, as of the date earliest presented in these financial statements to conform to current year presentation.

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

	Year Ended July 31,
(In thousands)	2023	2022	2021
Service revenues
United States	$2,841,641	$2,533,165	$2,017,504
International	356,487	319,875	274,363
Total service revenues	$3,198,128	$2,853,040	$2,291,867

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

	Year Ended July 31,
(In thousands)	2023	2022	2021
Vehicle sales
United States	$348,007	$411,985	$254,568
International	323,383	235,896	146,076
Total vehicle sales	$671,390	$647,881	$400,644

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

The change in the carrying amount of contract assets was as follows (In thousands):

Balance as of July 31, 2021	$7,485
Capitalized contract assets during the period	828
Costs amortized during the period	(2,985)
Effect of foreign currency exchange rates	(550)
Balance as of July 31, 2022	$4,778
Capitalized contract assets during the period	26,540
Costs amortized during the period	(5,770)
Effect of foreign currency exchange rates	178
Balance as of July 31, 2023	$25,726

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

The cumulative effects of foreign currency exchange rate fluctuations were as follows (In thousands):

Cumulative loss on foreign currency translation as of July 31, 2021	$(100,860)
Loss on foreign currency translation	(68,505)
Cumulative loss on foreign currency translation as of July 31, 2022	$(169,365)
Gain on foreign currency translation	28,359
Cumulative loss on foreign currency translation as of July 31, 2023	$(141,006)

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
The amounts recorded for financial instruments in the Company’s consolidated financial statements, which included cash, restricted cash, accounts receivable, accounts payable, accrued liabilities, and amounts outstanding under the Revolving Loan Facility approximated their fair values approximated their fair values as of July 31, 2023 and 2022, due to the short-term nature of those instruments and are classified within Level II of the fair value hierarchy. Cash equivalents and long term debt are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. Held to maturity investments are classified within level I of the fair value hierarchy because they are valued at quoted prices for identical assets that are traded in active markets. See Note 9 — Long-Term Debt and Note 10 – Fair Value Measurements.

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

Advertising

All advertising costs are expensed as incurred and are included in yard operations expenses for costs directly related to the auction process and the remainder in general and administrative expenses on the consolidated statements of income. Advertising expenses were $17.8 million, $15.4 million, and $13.7 million for the years ended July 31, 2023, 2022, and 2021, respectively.

Other Income (Expense)

Other income (expense) consists primarily of interest income on Treasury bills on held to maturity securities, interest expense on long-term debt; foreign exchange rate gains and losses; gains and losses from the disposal of assets, which will fluctuate based on the nature of these activities each period; and earnings from unconsolidated affiliates.

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

Cash, Cash Equivalents, and Restricted Cash and Investments

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
The Company has held to maturity securities comprised of U.S. Treasury Bills. These investments are classified as held to maturity as the Company has the intent and ability to hold these investments until they mature. The held to maturity securities mature within the next 12 months. The table below shows the amortized cost, associated gross unrealized gains and associated fair value of held to maturity securities (In thousands).

	Amortized Cost	Gross Unrealized Gains	Fair Value
Investment in held to maturity securities	$1,406,589	$8,314	$1,414,903

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

No single customer accounted for more than 10% of the Company’s consolidated revenues for the years ended July 31, 2023, 2022, and 2021.

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

Capitalized Software Costs

The Company capitalizes system development costs and website development costs related to the enterprise computing services during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three to seven years. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that impact the recoverability of these assets. Total gross capitalized software as of July 31, 2023 and 2022 was $89.6 million and $78.2 million respectively. Accumulated amortization expense related to software as of July 31, 2023 and 2022 totaled $59.7 million and $52.5 million, respectively.

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

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during a period from non-stockholder sources. For the years ended July 31, 2023, 2022 and 2021, accumulated other comprehensive income (loss) was the effect of foreign currency translation adjustments. Deferred taxes are not provided on cumulative translation adjustments where the Company expects earnings of a foreign subsidiary to be indefinitely reinvested.

Note 2 — Acquisitions
Fiscal Year 2022 Transactions.

On July 5, 2022, the Company acquired 100% of the voting stock of ILT Project Limited which conducts business primarily as Hills Motors Co. the Green Parts Specialists (“Hills”), which is a leading parts recycler in the U.K. Hills predominantly sells recycled parts to the public. The purchase price paid for Hills was $106.6 million paid with cash on hand.

On July 14, 2023 the U.K. Competition and Markets Authority approved the merger of Copart and Hills. With the approval of the merger the Company finalized the allocation of the fair value for acquired assets and liabilities. The resulting impact to the balance sheet and income statement were immaterial.

NOTE 3 — Accounts Receivable, Net

Accounts receivable, net consisted of:

	July 31,
(In thousands)	2023	2022
Advance charges receivable	$537,261	$440,650
Trade accounts receivable	157,083	137,243
Other receivables	16,334	7,257
	710,678	585,150
Less: Allowance for credit loss	(8,640)	(6,577)
Accounts receivable, net	$702,038	$578,573

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

NOTE 4 — Property and Equipment, Net

Property and equipment, net consisted of the following:

	July 31,
(In thousands)	2023	2022
Land	$1,812,001	$1,526,446
Buildings and improvements	1,339,820	1,209,331
Transportation and other equipment	490,136	429,405
Office furniture and equipment	91,031	84,728
Software	89,575	78,216
	3,822,563	3,328,126
Less: Accumulated depreciation and amortization	(978,224)	(842,362)
Property and equipment, net	$2,844,339	$2,485,764

Depreciation expense on property and equipment was $139.9 million, $121.3 million and $105.5 million for the years ended July 31, 2023, 2022, and 2021, respectively. Amortization expense of software was $7.2 million, $9.2 million, and $9.5 million for the years ended July 31, 2023, 2022 and 2021, respectively.

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

Components of lease expense were as follows:

	Year Ended July 31,
(In thousands)	2023	2022
Operating lease expense	$26,646	$27,668
Finance lease expense:
Amortization of right-of-use assets	23	520
Interest on finance lease liabilities	1	5
Short-term lease expense	4,554	5,649
Variable lease expense	1,178	1,466
Total lease expense	$32,402	$35,308

The components of right-of-use assets and lease liabilities on the consolidated balance sheet are as follows (In thousands):

Lease Asset and Liabilities	Balance Sheet Classification (In thousands)	July 31, 2023	July 31, 2022
Operating lease right-of-use assets	Operating lease right-of-use assets	$108,139	$116,303
Finance lease right-of-use assets	Property and equipment, net	30	50
Total lease assets, net		$108,169	$116,353

Operating lease liabilities - current	Current portion of operating and finance lease liabilities	$21,455	$21,771
Finance lease liabilities - current	Current portion of operating and finance lease liabilities	13	23
Operating lease liabilities - non-current	Operating and finance lease liabilities, net of current portion	88,082	95,670
Finance lease liabilities - non-current	Operating and finance lease liabilities, net of current portion	—	13
Total lease liabilities		$109,550	$117,477
The weighted-average remaining lease terms and discount rates as of July 31, 2023 were as follows:

	Weighted-Average Remaining Lease Term (In years)	Weighted-Average Discount Rate(1)
Operating leases	8.74	3.15%
Finance leases	0.62	2.82%
(1)The Company cannot determine the interest rate implicit in the Company’s leases. Therefore, the discount rate represents the Company’s incremental borrowing rate and is determined based on the risk-free rate, adjusted for the risk premium attributed to the Company’s corporate credit rating for a secured or collateralized instrument.

Supplemental cash flow information related to leases as of July 31, 2023 were as follows (In thousands):

	Year Ended July 31,
(In thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$26,428	$26,620
Operating cash flows related to finance leases	1	5
Financing cash flows related to finance leases	23	530
Right-of-use assets obtained in exchange for new operating lease liabilities	21,149	24,217
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—

The annual maturities of the Company’s lease liabilities as of July 31, 2023 were as follows:

Fiscal year (In thousands)	Finance leases	Operating leases
2024	$13	$24,034
2025	—	20,746
2026	—	16,795
2027	—	12,488
2028	—	10,668
Thereafter	—	42,305
Total future lease commitments	$13	$127,036
Less: imputed interest	—	(17,499)
Present value of lease liabilities	$13	$109,537

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

Future lease payments receivable under operating leases with terms greater than one year as of July 31, 2023 were as follows:

Fiscal year (In thousands)	Operating leases
2024	$5,681
2025	5,490
2026	5,194
2027	5,209
2028	4,478
Thereafter	4,887
Total future lease payments receivable	$30,939

The cost of the leased space was $51.2 million and $51.2 million as of July 31, 2023 and 2022, respectively. The accumulated depreciation associated with the leased assets was $3.8 million and $2.8 million as of July 31, 2023 and 2022, respectively. Both the leased assets and accumulated depreciation are included in Property and equipment, net on the consolidated balance sheet. Rental income from these operating leases was $18.8 million and $14.8 million for the years ended July 31, 2023 and 2022, respectively, and is included within Service revenues on the consolidated statements of income.

NOTE 6 — Goodwill

The change in the carrying amount of goodwill was as follows:

	July 31,
(In thousands)	2023	2022
Beginning balance	$401,954	$355,717
Adjustments related to business combinations	(14,249)	56,051
Effect of foreign currency exchange rates	6,584	(9,814)
Ending balance	$394,289	$401,954

In accordance with the guidance in ASC 350, goodwill is tested for impairment on an annual basis or upon the occurrence of circumstances that indicate that goodwill may be impaired.

The Company’s annual goodwill impairment analysis, which was performed qualitatively during the fourth quarter of fiscal 2023 and 2022, did not result in an impairment charge. This qualitative analysis, considered all relevant factors specific to the reporting units, including macroeconomic conditions; industry and market considerations; overall financial performance; and relevant entity-specific events.

NOTE 7 — Intangibles, Net

The following table sets forth intangible assets by major asset class:

	Gross Carrying Amount		Accumulated Amortization		Net Book Value		Weighted Average Remaining Useful Life (in years)
	July 31,		July 31,		July 31,		July 31,
(In thousands, except remaining useful life)	2023	2022	2023	2022	2023	2022	2023	2022
Amortized intangibles:
Supply contracts and customer relationships	$84,614	$71,875	$(37,614)	$(27,297)	$47,000	$44,578	4	5
Trade names	19,304	18,896	(11,045)	(8,867)	8,259	10,029	3	5
Licenses and databases	682	633	(682)	(560)	—	73	0	1
Indefinite-lived intangibles:
Trade names:	7,443	—	—	—	7,443	—	0	0
Total Intangibles	$112,043	$91,404	$(49,341)	$(36,724)	$62,702	$54,680

Aggregate amortization expense on intangible assets was $12.4 million, $7.5 million, and $6.9 million for the years ended July 31, 2023, 2022, and 2021, respectively.

Intangible amortization expense for the next five fiscal years based upon July 31, 2023 intangible assets is expected to be as follows (In thousands):

2024	$(12,461)
2025	(10,707)
2026	(10,707)
2027	(10,550)
2028	(9,554)
Thereafter	(1,280)
Total future intangible amortization expense	$(55,259)

NOTE 8 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	July 31,
(In thousands)	2023	2022
Accounts payable to sellers	$143,724	$132,294
Buyer deposits and prepayments	138,476	121,931
Trade accounts payable	36,292	54,876
Accrued compensation and benefits	50,914	47,206
Taxes payable	(512)	6,906
Accrued insurance	4,850	6,658
Other accrued liabilities	67,066	29,163
Total accounts payable and accrued expenses	$440,810	$399,034

The Company is required to charge for and collect value added taxes ("VAT") on its sales on behalf of various international taxing authorities. The Company records VAT that the Company has billed to the buyers as VAT payable. In addition, the Company is required to pay VAT on our purchases. The Company records VAT that is charged by its vendors as VAT receivable. The Company is required to file VAT returns on at least a quarterly basis with the various international taxing authorities and are entitled to claim the VAT charged by the Company's vendors as VAT credit and these credits can be applied to the Company's VAT payables billed to the buyers. Accordingly, these VAT payables and receivables are presented as net amounts for financial statement purposes and are shown in the taxes payable line in the table above.

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

Borrowings under the Second Amended and Restated Credit Agreement bear interest based on, at our option, either (1) the applicable fixed rate plus 1.00% to 1.75% or (2) the daily rate plus 0.0% to 0.75%, in each case, depending on Copart’s consolidated total net leverage ratio. Additionally, the unused revolving commitments under the Second Amended and Restated Credit Agreement are subject to the payment of a customary commitment fee at a range of 0.175% to 0.275%, depending on Copart’s consolidated total net leverage ratio. The applicable fixed rates described above with respect to borrowings denominated in (1) U.S. Dollars is SOFR plus certain “spread adjustments” described in the Second Amended and Restated Credit Agreement, (2) Pounds Sterling is SONIA plus certain “spread adjustments” described in the Second Amended and Restated Credit Agreement, (3) Euro is EURIBOR, and (4) Canadian Dollars is CDOR. The Company had $11.0 million and $0.0 million outstanding borrowings under the Revolving Loan Facility as of July 31, 2023 and July 31, 2022, respectively.

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

The Second Amended and Restated Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Second Amended and Restated Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of July 31, 2023, the consolidated total net leverage ratio was (1.30):1. Minimum liquidity requirement as of July 31, 2023 was $3.6 billion. Accordingly, the Company does not believe that the provisions of the Second Amended and Restated Credit Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Second Amended and Restated Credit Agreement as of July 31, 2023.

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

On May 24, 2022, the Company retired 100% of the Senior Notes. The Company paid $420.6 million to retire the Senior Notes which included an additional $16.8 million make-whole payment to the holders of the Senior Notes, and $3.8 million in accrued interest.

NOTE 10 – Fair Value Measurements
The following table summarizes the carrying values and fair values of the Company’s financial instruments that were not carried at fair value in the consolidated balance sheets:

	July 31, 2023		July 31, 2022
(In thousands)	Carrying Value Total	Fair Value Total	Carrying Value Total	Fair Value Total
Assets
Cash equivalents	$674,980	$677,515	$1,236,990	$1,237,337
Investment in held to maturity securities	1,406,589	1,414,903	$—	$—
Total Assets	2,081,569	2,092,418	1,236,990	1,237,337
Liabilities
Long-term debt, including current portion	$11,006	$11,006	$—	$—
Total Liabilities	11,006	11,006	—	$—

During the year ended July 31, 2023, no transfers were made between any levels within the fair value hierarchy. See Note 1 — Summary of Significant Accounting Policies and Note 9 — Long-Term Debt.

NOTE 11 — Net Income Per Share

The table below reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Year Ended July 31,
(In thousands)	2023	2022	2021
Weighted average common shares outstanding	953,574	949,676	945,008
Effect of dilutive securities	13,073	14,928	16,152
Weighted average common and dilutive potential common shares outstanding	966,647	964,604	961,160

There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive earnings per share calculation were 8,333,268; 14,891,048; and 16,361,000 options to purchase the Company’s common stock for the years ended July 31, 2023, 2022 and 2021, respectively, because their inclusion would have been anti-dilutive.

NOTE 12 — Stockholders’ Equity

General

The Company has authorized the issuance of 1.6 billion shares of common stock, with a par value of $0.0001, of which 957,344,162 shares were issued and outstanding at July 31, 2023. As of July 31, 2023 and 2022, the Company had reserved 52,648,002 and 57,512,480 shares of common stock, respectively, for the issuance of options, restricted stock or restricted stock units granted under the Company’s stock option plans and 3,953,154 and 4,401,832 shares of common stock, respectively, for the issuance of shares under the Copart, Inc. Employee Stock Purchase Plan (“ESPP”). The Company has authorized the issuance of five million shares of preferred stock, with a par value of $0.0001, none of which were issued or outstanding at July 31, 2023 or 2022, which have the rights and preferences as the Company’s Board of Directors shall determine, from time to time.

Stock Repurchases

On September 22, 2011, the Company’s Board of Directors approved a 320 million share increase in the stock repurchase program, bringing the total current authorization to 784 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. For fiscal 2023, 2022 and 2021, the Company did not repurchase any shares of its common stock under the program. As of July 31, 2023, the total number of shares repurchased under the program was 458,196,792, and subject to applicable limitations under Delaware law, 325,803,208 shares were available for repurchase under the program.

In fiscal 2021, certain employees exercised stock options through a cashless exercise. In fiscal 2022 and 2023, no employee exercised stock options through a cashless exercise. A portion of the options exercised were net settled in satisfaction of the exercise price. The Company remitted $0.0 million, $0.0 million and $3.8 million during the years ended July 31, 2023, 2022 and 2021, respectively, to the proper taxing authorities in satisfaction of the employees’ statutory withholding requirements.

The exercised stock options, utilizing a cashless exercise, are summarized in the following table:

Period	Options Exercised	Weighted Average Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes (1)	Net Shares to Employees	Weighted Average Share Price for Withholding	Employee Stock-Based Tax Withholding (in 000s)
FY 2021—Q4	360,000	4.43	49,464	117,396	193,140	32.25	3,786
FY 2022	—	—	—	—	—	—	—
FY 2023	—	—	—	—	—	—	—
(1)Shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against the Company’s stock repurchase program.

Employee Stock Purchase Plan

The ESPP provides for the purchase of up to an aggregate of 40 million shares of common stock of the Company by employees pursuant to the terms of the ESPP. The Company’s ESPP was adopted by the Board of Directors and approved by the stockholders in 1994. The ESPP was amended and restated in 2003 and again approved by the stockholders. In 2014, a new ESPP was approved by the Board of Directors and approved by the stockholders. Under the ESPP, employees of the Company who elect to participate have the right to purchase common stock at a 15% discount from the lower of the market value of the common stock at the beginning or the end of each six month offering period. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from their salary an amount up to 10% of their compensation (which amount may be increased from time to time by the Company but may not exceed 15% of compensation). No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) in any calendar year. The Compensation Committee of the Board of Directors administers the ESPP. The number of shares of common stock issued pursuant to the ESPP during the years ended July 31, 2023, 2022 and 2021 was 448,714; 375,020; and 437,516; respectively. As of July 31, 2023, there were 36,367,142 shares of common stock issued pursuant to the ESPP and 3,953,154 shares remain available for purchase under the ESPP.

Stock Options

In December 2007, the Company adopted the Copart, Inc. 2007 Equity Incentive Plan (Plan), presently covering an aggregate of 144 million shares of the Company’s common stock. The Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and other equity-based awards to employees and non-qualified stock options, restricted stock, restricted stock units and other equity-based awards to employees, officers, directors and consultants at prices not less than 100% of the fair market value for incentive and non-qualified stock options, as determined by the Board of Directors at the grant date. Incentive and non-qualified stock options may have terms of up to ten years and vest over periods determined by the Board of Directors. Options generally vest ratably over a five year period. The Plan replaced the Company’s 2001 Stock Option Plan. As of July 31, 2023, 24,993,212 shares were available for grant under the Plan and the number of options that were in-the-money was 23,995,892 at July 31, 2023.

The table below sets forth the stock-based compensation recognized by the Company for stock options, restricted stock, and restricted unit awards:

	Year Ended July 31,
(In thousands)	2023	2022	2021
General and administrative	$32,747	$33,838	$35,633
Yard operations	6,926	5,127	5,289
Total stock-based compensation	$39,673	$38,965	$40,922

There were no material compensation costs capitalized as part of the cost of an asset as of July 31, 2023 and 2022. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

The fair value of each option, without a market-based condition was estimated on the measurement date using the Black-Scholes Merton (“BSM”) option-pricing model. For options that included a market-based condition either the Monte Carlo simulation model or a lattice model was used. The Black-Scholes Merton option-pricing model utilized the following assumptions:

	July 31,
	2023			2022			2021
Expected life (in years)	5.0	—	6.3	5.1	—	6.8	5.2	—	6.3
Risk-free interest rate	3.67%	—	3.88%	0.82%	—	2.70%	0.42%	—	1.23%
Estimated volatility	29.6%	—	32.0%	27.9%	—	30.0%	26.3%	—	28.7%
Expected dividends	—%			—%			—%
Weighted average fair value at measurement date	$12.10			$10.59			$7.61

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

Net cash proceeds from the exercise of stock options were $49.7 million, $28.1 million and $39.0 million for the years ended July 31, 2023, 2022 and 2021, respectively.

A summary of the status of the Company’s unvested stock options awards and its activity during the year ended July 31, 2023 was as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant- date Fair Value
Unvested shares at July 31, 2022	9,576	$7.43
Grants of non-vested shares	887	12.94
Vested	(3,617)	6.78
Forfeitures or expirations	(1,076)	7.22
Unvested shares at July 31, 2023	5,770	$8.72

The following is a summary of activity for the Company’s stock options for the year ended July 31, 2023:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2022	22,788	$14.66	5.50	$398,331
Grants of options	588	32.75
Exercises	(4,474)	11.10
Forfeitures or expirations	(1,077)	25.80
Outstanding as of July 31, 2023	17,825	$15.47	4.67	$512,045
Exercisable as of July 31, 2023	15,033	$13.53	4.14	$460,993
Vested and expected to vest as of July 31, 2023	17,728	$15.41	4.66	$510,333
The Company grants option awards to certain executives that contain service and market conditions. The options will become exercisable over five years, subject to continued service by the executive, with 20% vesting on the first anniversary of the grant date and the balance vesting monthly over the subsequent four years. Separate and apart from the time-based vesting schedule, the options are also subject to a market condition requiring the trading price of Copart, Inc. common stock on the NASDAQ Global Select Market to be greater than or equal to 125% of the exercise price of the options, determined both (i) at the time of any exercise, and (ii) based on the closing price on each of the twenty consecutive trading days preceding the date of any exercise. The exercise price of the options is equivalent to the closing price of the Company’s common stock on the grant date. The fair value of the awards is determined at the grant date using either the Lattice or Monte Carlo model, risk-free interest rates ranging from 0.71% to 3.57%, estimated volatility ranging from 25.2% to 29.3%, and no expected dividends. The total estimated compensation expense to be recognized by the Company over the five-year service period for these options is $48.4 million and will be recognized using the accelerated attribution method over each vesting tranche of the award. The Company recognized $12.2 million, $9.8 million and $13.1 million in compensation expense related to these awards for the year ended July 31, 2023, 2022 and 2021, respectively.

The following is a summary of activity for the Company’s stock option awards subject to market conditions for the year ended July 31, 2023:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2022	5,620	$23.91	8.33	$45,590
Grants of options	300	32.85
Exercises	—	—
Forfeitures or expirations	—	—
Outstanding as of July 31, 2023	5,920	$24.37	7.43	$117,389
Exercisable as of July 31, 2023	2,941	$22.65	7.11	$63,356
Vested and expected to vest as of July 31, 2023	5,901	$24.36	7.43	$117,059

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the year ended July 31, 2023 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on July 31, 2023. The aggregate intrinsic value of options exercised was $131.1 million, $30.5 million and $143.3 million in the years ended July 31, 2023, 2022 and 2021, respectively, and represents the difference between the exercise price of the option and the estimated fair value of the Company’s common stock on the dates exercised. As of July 31, 2023, the total compensation cost related to non-vested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was $33.3 million. This cost will be amortized on a straight-line basis over a weighted average remaining term of 2.65 years. The fair value of options vested for the years ended July 31, 2023, 2022 and 2021 was $24.5 million, $29.0 million and $19.0 million, respectively.

The following table summarizes stock options outstanding and exercisable as of July 31, 2023:

(In thousands, except per share amounts)			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$4.37	—	$4.56	2,597	1.66	$4.47	2,597	$4.47
$4.65	—	$8.70	3,014	3.32	6.98	3,014	6.98
$9.08	—	$21.26	10,821	5.62	15.91	8,636	15.04
$22.15	—	$36.41	7,313	7.13	29.42	3,727	28.85
Outstanding as of July 31, 2023			23,745	5.36	$17.69	17,974	$15.02

The Company’s restricted stock awards (“RSA”) and restricted stock unit awards (“RSU”) have generally been issued with vesting periods ranging from two years to five years and vest solely on service conditions. Accordingly, the Company recognizes compensation expense for RSA and RSU awards on a straight-line basis over the requisite service period of the award.

The following is a summary of activity for the Company’s RSA’s and RSU’s for the for the year ended July 31, 2023:

(In thousands, except per share data)	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of July 31, 2022	708	$30.14
Grants	539	32.52
Vested	(384)	30.63
Forfeitures or expirations	(63)	26.89
Outstanding as of July 31, 2023	800	$31.77

NOTE 13 — Income Taxes

Income before taxes consisted of the following:

	Year Ended July 31,
(In thousands)	2023	2022	2021
U.S.	$1,437,126	$1,241,177	$1,022,134
International	117,202	99,777	99,712
Total income before taxes	$1,554,328	$1,340,954	$1,121,846

Income tax expense (benefit) from continuing operations consisted of the following:

	Year Ended July 31,
(In thousands)	2023	2022	2021
Federal:
Current	$243,253	$179,840	$135,216
Deferred	(4,642)	14,115	(4,259)
	238,611	193,955	130,957
State:
Current	47,507	33,078	34,302
Deferred	813	1,689	(3,489)
	48,320	34,767	30,813
International:
Current	26,150	23,247	23,575
Deferred	3,506	(1,145)	6
	29,656	22,102	23,581
Income tax expense	$316,587	$250,824	$185,351

A reconciliation of the expected U.S. statutory tax rate to the actual effective income tax rate is as follows:

	Year Ended July 31,
(In thousands)	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	2.0%	1.3%	1.5%
International rate differential	(0.3)%	(0.5)%	(0.5)%
Compensation and fringe benefits (1)	(1.0)%	(0.6)%	(1.9)%
FDII and/or GILTI	(2.8)%	(2.8)%	(3.1)%
Federal return to provision adjustment	(0.1)%	0.6%	(1.8)%
Federal amended return adjustment	—%	(1.3)%	—%
Other differences	1.6%	1.0%	1.3%
Effective tax rate	20.4%	18.7%	16.5%
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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) are presented below:

	July 31,
(In thousands)	2023	2022
Deferred tax assets:
Allowance for credit loss	$1,505	$1,210
Accrued compensation and benefits	17,008	16,965
Operating lease liabilities	22,891	24,379
Accrued other	2,212	5,053
Deferred revenue	5,349	4,560
Losses carried forward	41,589	29,936
Federal tax benefit	14,798	14,542
Total gross deferred tax assets	105,352	96,645
Less: Valuation allowance	(40,346)	(29,171)
Net deferred tax assets	65,006	67,474
Deferred tax liabilities:
Vehicle pooling costs	(25,808)	(23,655)
Property and equipment	(70,086)	(72,975)
Operating lease right-of-use assets	(23,169)	(24,369)
Other prepaids	(2,548)	(728)
Intangibles and goodwill	(33,150)	(25,431)
Total gross deferred tax liabilities	(154,761)	(147,158)
Net deferred tax liabilities	$(89,755)	$(79,684)

On December 22, 2017 legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Act”), was enacted. The Act contains Global Intangible Low-Taxed Income (“GILTI”) provisions, which first impacted the Company in fiscal year 2019. The GILTI provisions effectively subject income earned by the Company's foreign subsidiaries to current U.S. tax at a rate of 10.5%, less foreign tax credits. Under U.S. GAAP, the Company can make an accounting policy election to either recognize deferred taxes for temporary differences expected to impact GILTI in future years or provide for tax expense related to GILTI in the year the tax is incurred as a period expense. The Company has elected to treat tax generated by GILTI provisions as a period expense. The Company has no GILTI inclusion for the fiscal year ended July 31, 2023.

The Act also includes a favorable tax treatment for certain Foreign Derived Intangible Income (“FDII”), effective for the Company starting August 1, 2018. The Company’s estimate for FDII had a material impact to the effective income tax rate and income tax expense for the fiscal year ended July 31, 2023.

The Company’s effective income tax rates were 20.4%, 18.7%, and 16.5% for fiscal 2023, 2022 and 2021, respectively. The Company’s U.S. federal statutory tax rate for fiscal years 2023, 2022, and 2021 was 21.0%. The effective tax rate for the fiscal year ending July 31, 2023 was favorably impacted by $1.5 million of discrete tax adjustments made in connection with finalizing the Company’s fiscal year 2022 tax return, and favorably impacted by a $42.6 million FDII deduction in the current year. The effective tax rate for the fiscal year ending July 31, 2022 was unfavorably impacted by $8.2 million of discrete tax adjustments made in connection with finalizing the Company’s fiscal year 2021 tax return, favorably impacted by $17.0 million of discrete tax items related to amending previously filed income tax returns, and favorably impacted by a $37.2 million FDII deduction. The effective tax rate for the fiscal year ending July 31, 2021 was favorably impacted by $19.8 million of discrete tax adjustments made in connection with finalizing the Company’s fiscal year 2020 tax return.

The effective tax rates were also impacted by the recognition of excess tax benefits from the exercise of employee stock-based compensation of $21.0 million, $14.4 million, and $29.8 million, for fiscal years ended July 31, 2023, 2022, and 2021, respectively.

The Company’s ability to realize deferred tax assets is dependent on its ability to generate future taxable income. Accordingly, the Company has established a valuation allowance in taxable jurisdictions where the utilization of the tax assets is uncertain. Additional timing differences or future tax losses may occur which could warrant a need for establishing additional valuation allowances against certain deferred tax assets. During fiscal year 2023, the Company recorded a $11.1 million increase in valuation allowances primarily due to additional operating losses generated in foreign jurisdictions unlikely to be realized.

As of July 31, 2023 and 2022, the Company had foreign operating losses of $41.6 million and $29.9 million (tax effected), respectively. The foreign operating losses, subject to certain limitations, usually can be carried forward indefinitely. However, these losses are subject to valuation allowance based on realizability. The valuation allowance for the fiscal year ended July 31, 2023 and 2022 was $40.3 million and $29.2 million, respectively, which are primarily related to operating losses in certain foreign jurisdictions.

The following table summarizes the activities related to the Company’s unrecognized tax benefits resulting from uncertain tax positions.

	July 31,
(In thousands)	2023	2022	2021
Beginning balance	$55,754	$47,061	$36,123
Increases related to current year tax positions	10,006	14,809	13,122
Prior year tax positions:
Increases recognized during the period	1,388	1,393	8,782
Decreases recognized during the period	(7,623)	(2,163)	(5,749)
Cash settlements during the period	(403)	(3,524)	(3,261)
Lapse of statute of limitations	(1,677)	(1,822)	(1,956)
Ending balance	$57,445	$55,754	$47,061

As of July 31, 2023 and 2022, if recognized, the portion of liabilities for unrecognized tax benefits resulting from uncertain tax positions that would favorably affect the Company’s effective tax rate was $45.3 million and $44.2 million, respectively. It is possible that the amount of unrecognized tax benefits will change in the next twelve months, due to tax legislation updates or future audit outcomes; however, an estimate of the range of the possible change cannot be made at this time.

The Company recognizes interest and penalties related to income tax matters in income tax expense. As of July 31, 2023, 2022 and 2021, the Company had accrued interest and penalties related to unrecognized tax benefits of $11.7 million, $8.9 million and $7.2 million, respectively.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is currently under examination by certain taxing authorities in the U.S. for fiscal years between 2016 and 2021. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company’s consolidated results of operations and financial position.

The Act significantly lowered the additional federal income tax upon the repatriation of undistributed earnings generated by our foreign subsidiaries. As the Company determined these undistributed foreign earnings along with any additional outside basis differences were indefinitely reinvested as of July 31, 2023, no deferred tax was therefore provided.

The undistributed earnings, as of July 31, 2023, were estimated to be approximately $377.7 million. The Company believes it is not practicable to estimate the amount of deferred tax liability related to the entire outside basis differences due to the complexity of the calculation and the uncertainty regarding assumptions necessary to compute the tax. However, the Company would not anticipate any significant tax liability associated with the repatriation of the undistributed earnings.

NOTE 14 — Segments and Other Geographic Reporting

The Company’s U.S. and International regions are considered two separate operating segments and are disclosed as two reportable segments. The segments represent geographic areas and reflect how the chief operating decision maker allocates resources and measures results, including total revenues and operating income.

The following tables present financial information by segment:

	Year Ended July 31, 2023
(In thousands)	United States	International	Total
Service revenues	$2,841,641	$356,487	$3,198,128
Vehicle sales	348,007	323,383	671,390
Total service revenues and vehicle sales	3,189,648	679,870	3,869,518
Yard operations	1,292,527	225,502	1,518,029
Cost of vehicle sales	326,764	287,734	614,498
General and administrative	202,260	48,162	250,422
Operating income	$1,368,097	$118,472	$1,486,569

Depreciation and amortization, excluding debt costs	$135,804	$23,674	$159,478
Capital expenditures, including acquisitions	373,190	143,446	516,636
Total assets	5,825,064	912,815	6,737,879
Goodwill	270,269	124,020	394,289

	Year Ended July 31, 2022
(In thousands)	United States	International	Total
Service revenues	$2,533,165	$319,875	$2,853,040
Vehicle sales	411,985	235,896	647,881
Total service revenues and vehicle sales	2,945,150	555,771	3,500,921
Yard operations	1,123,986	185,511	1,309,497
Cost of vehicle sales	380,928	204,275	585,203
General and administrative	192,667	38,557	231,224
Operating income	$1,247,569	$127,428	$1,374,997

Depreciation and amortization, excluding debt costs	$120,635	$17,350	$137,985
Capital expenditures, including acquisitions	297,632	146,420	444,052
Total assets	4,615,788	693,076	5,308,864
Goodwill	270,269	131,685	401,954

	Year Ended July 31, 2021
(In thousands)	United States	International	Total
Service revenues	$2,017,504	$274,363	$2,291,867
Vehicle sales	254,568	146,076	400,644
Total service revenues and vehicle sales	2,272,072	420,439	2,692,511
Yard operations	849,037	154,255	1,003,292
Cost of vehicle sales	227,365	118,763	346,128
General and administrative	172,115	34,550	206,665
Operating income	$1,023,555	$112,871	$1,136,426

Depreciation and amortization, excluding debt costs	$107,765	$14,206	$121,971
Capital expenditures, including acquisitions	390,706	77,290	467,996

NOTE 15 — Commitments and Contingencies

Commitments

Letters of Credit

Under a letter of credit facility separate from our Revolving Loan Facility, the Company had outstanding letters of credit of $14.7 million at July 31, 2023, which are primarily used to secure certain insurance obligations.

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

NOTE 17 — Related Party Transactions

There were no amounts due to or from related parties as of July 31, 2023 and 2022.

NOTE 18 — Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan covering its eligible employees. The plan is available to all U.S. employees who meet minimum age and service requirements and provides employees with tax deferred salary deductions and alternative investment options. The Company matches 20% of employee contributions up to 15% of employee salary deferral. The Company recognized expenses of $2.2 million, for the year ended July 31, 2023, and $1.9 million for each of the years ended July 31, 2022 and 2021, related to this plan.

The Company also sponsors an additional defined contribution plan for its U.K. employees, which is available to all U.K. employees who meet minimum service requirements. The Company matches up to 5% of employee contributions. The Company recognized expenses of $1.6 million, for the year ended July 31, 2023, and $1.4 million for each of the years ended July 31, 2022 and 2021, related to this plan.