Form 10-Q
period 2023-10-31
COPART INC
filed 2023-11-21
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 17, 2023, 960,231,442 shares of the registrant’s common stock were outstanding.

Copart, Inc.
Index to the Quarterly Report on Form 10-Q
October 31, 2023

Copart, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	October 31, 2023	July 31, 2023
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$2,581,567	$957,395
Investment in held to maturity securities	48,982	1,406,589
Accounts receivable, net	755,635	702,038
Vehicle pooling costs	127,512	123,725
Inventories	42,631	39,973
Income taxes receivable	418	6,574
Prepaid expenses and other assets	28,145	26,310
Total current assets	3,584,890	3,262,604
Property and equipment, net	2,943,537	2,844,339
Operating lease right-of-use assets	121,690	108,139
Intangibles, net	81,832	62,702
Goodwill	500,926	394,289
Other assets	100,911	65,806
Total assets	$7,333,786	$6,737,879
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$495,201	$440,810
Deferred revenue	27,174	26,117
Income taxes payable	80,106	4,374
Current portion of operating and finance lease liabilities	21,936	21,468
Total current liabilities	624,417	492,769
Deferred income taxes	91,821	89,492
Income taxes payable	69,982	69,193
Operating and finance lease liabilities, net of current portion	101,465	88,082
Long-term debt and other liabilities	9,462	10,903
Total liabilities	897,147	750,439
Commitments and contingencies
Redeemable non-controlling interest	25,222	—
Stockholders’ equity:
Preferred stock: $0.0001 par value - 5,000,000 shares authorized; none issued	—	—
Common stock: $0.0001 par value - 1,600,000,000 shares authorized; 960,208,274 and 957,344,162 shares issued and outstanding, respectively.	96	96
Additional paid-in capital	1,067,424	938,910
Accumulated other comprehensive loss	(177,359)	(141,006)
Retained earnings	5,521,256	5,189,440
Total stockholders’ equity	6,411,417	5,987,440
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$7,333,786	$6,737,879
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended October 31,
(In thousands, except per share amounts)	2023	2022
Service revenues and vehicle sales:
Service revenues	$859,536	$726,840
Vehicle sales	160,880	166,532
Total service revenues and vehicle sales	1,020,416	893,372
Operating expenses:
Yard operations	408,501	372,777
Cost of vehicle sales	147,896	151,112
General and administrative	68,643	57,980
Total operating expenses	625,040	581,869
Operating income	395,376	311,503
Other income (expense):
Interest income, net	32,005	4,422
Other expense, net	(4,072)	(2,822)
Total other income	27,933	1,600
Income before income taxes	423,309	313,103
Income tax expense	90,777	67,255
Net income	$332,532	$245,848
Less: Net income attributable to redeemable noncontrolling interest	5	—
Net income attributable to Copart, Inc.	$332,527	$245,848

Basic net income per common share	$0.35	$0.26
Weighted average common shares outstanding	958,127	952,198

Diluted net income per common share	$0.34	$0.25
Diluted weighted average common shares outstanding	971,682	964,336
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended October 31,
(In thousands)	2023	2022
Comprehensive income, net of tax:
Net income	$332,532	$245,848
Other comprehensive income:
Foreign currency translation adjustments	(36,353)	(29,571)
Comprehensive income	296,179	216,277
Less: Comprehensive income attributable to redeemable noncontrolling interest	5	—
Comprehensive income attributable to Copart, Inc.	$296,174	$216,277
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statement of Changes in Redeemable Noncontrolling Interests and Stockholders’ Equity
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)			Redeemable Noncontrolling Interest
			Additional Paid-in Capital			Total Stockholders’ Equity
(In thousands, except share amounts)	Outstanding Shares	Amount			Retained Earnings
Balances at July 31, 2023	957,344,162	$96	$938,910	$(141,006)	$5,189,440	$5,987,440	$—
Net income	—	—	—	—	332,527	332,527	5
Currency translation adjustment	—	—	—	(36,353)	—	(36,353)	—
Acquisition of noncontrolling interest	2,499,993	—	112,075	—	—	112,075	25,217
Exercise of stock options, net of repurchased shares	331,358	—	8,123	—	(711)	7,412	—
Stock-based compensation	32,761	—	8,316	—	—	8,316	—
Balances at October 31, 2023	960,208,274	96	1,067,424	(177,359)	5,521,256	6,411,417	25,222

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital			Total Stockholders’ Equity
(In thousands, except share amounts)	Outstanding Shares	Amount			Retained Earnings
Balances at July 31, 2022	952,163,896	$96	$838,460	$(169,365)	$3,956,408	$4,625,599
Net income	—	—	—	—	245,848	245,848
Currency translation adjustment	—	—	—	(29,571)	—	(29,571)
Exercise of stock options, net of repurchased shares	151,108	—	1,061	—	(295)	766
Stock-based compensation	76,624	—	10,192	—	—	10,192
Balances at October 31, 2022	952,391,628	96	849,713	(198,936)	4,201,961	4,852,834
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended October 31,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$332,532	$245,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt cost	43,350	39,327
Allowance for credit loss	1,049	1,396
Equity in (earnings) losses of unconsolidated affiliates	(4,764)	2,122
Stock-based compensation	8,317	10,192
Gain on sale of property and equipment	(1,050)	(113)
Deferred income taxes	(988)	(1,780)
Changes in operating assets and liabilities:
Accounts receivable	(77,086)	(53,837)
Vehicle pooling costs	(4,377)	(4,643)
Inventories	(3,669)	4,020
Prepaid expenses, other current and non-current assets	(40,543)	(35,303)
Operating lease right-of-use assets and lease liabilities	366	52
Accounts payable and accrued liabilities	38,153	40,372
Deferred revenue	1,101	(588)
Income taxes receivable	6,135	44,595
Income taxes payable	76,720	19,899
Net cash provided by operating activities	375,246	311,559
Cash flows from investing activities:
Purchases of property and equipment	(162,260)	(152,655)
Cash acquired in connection with acquisition	17,662	—
Proceeds from sale of property and equipment	924	185
Proceeds from the sale of held to maturity securities	1,380,000	—
Investment in unconsolidated affiliate	(1,001)	—
Net cash provided by (used in) investing activities	1,235,325	(152,470)
Cash flows from financing activities:
Proceeds from the exercise of stock options	8,123	1,061
Payments for employee stock-based tax withholdings	(711)	(295)
Payments of finance lease obligations	(5)	(7)
Net cash provided by financing activities	7,407	759
Effect of foreign currency translation	6,194	(4,693)
Net increase in cash, cash equivalents, and restricted cash	1,624,172	155,155
Cash, cash equivalents, and restricted cash at beginning of period	957,395	1,384,236
Cash, cash equivalents, and restricted cash at end of period	2,581,567	$1,539,391
Supplemental disclosure of cash flow information:
Interest paid	$96	$64
Income taxes paid, net of refunds	$9,066	$5,700
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Notes to Consolidated Financial Statements
October 31, 2023
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
Principles of Consolidation
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature considered necessary for fair presentation of the Company’s financial position as of October 31, 2023 and July 31, 2023, its consolidated statements of income, comprehensive income and changes in redeemable noncontrolling interests and stockholders’ equity for the three months ended October 31, 2023 and 2022, and its cash flows for the three months ended October 31, 2023 and 2022. Interim results for the three months ended October 31, 2023 are not necessarily indicative of the results that may be expected for any future period, or for the entire year ending July 31, 2024. These consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2023. Certain prior year amounts have been reclassified to conform to current year presentation.
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
Both stock dividends increased the number of shares of common stock outstanding and all share and per share amounts have been retroactively adjusted for the stock dividend, as of the date earliest presented in these financial statements to conform to current year presentation.
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
No provision for returns has been established, as all sales are final with no right of return or warranty, except for separately identified vehicles subject to the arbitration policy, although the Company provides for credit loss expense in the case of non-performance by its buyers or sellers.

	Three Months Ended October 31,
(In thousands)	2023	2022
Service revenues
United States	$762,524	$651,657
International	97,012	75,183
Total service revenues	$859,536	$726,840
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

	Three Months Ended October 31,
(In thousands)	2023	2022
Vehicle sales
United States	$78,382	$97,192
International	82,498	69,340
Total vehicle sales	$160,880	$166,532

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
The change in the carrying amount of contract assets was as follows (In thousands):

Balance as of July 31, 2023	$25,726
Capitalized contract assets during the period	32,000
Costs amortized during the period	(1,814)
Effect of foreign currency exchange rates	(52)
Balance as of October 31, 2023	$55,860
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
The cumulative effects of foreign currency exchange rate fluctuations were as follows (In thousands):

Cumulative loss on foreign currency translation as of July 31, 2022	$(169,365)
Loss on foreign currency translation	28,359
Cumulative loss on foreign currency translation as of July 31, 2023	$(141,006)
Gain on foreign currency translation	(36,353)
Cumulative loss on foreign currency translation as of October 31, 2023	$(177,359)
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

The amounts recorded for financial instruments in the Company’s consolidated financial statements, which included cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximated their fair values as of October 31, 2023 and July 31, 2023, due to the short-term nature of those instruments and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments.
Redeemable Noncontrolling Interest
Redeemable noncontrolling interests represent a 20% noncontrolling ownership in Purple Wave, Inc., a consolidated subsidiary of the Company. Redeemable noncontrolling interests are presented outside of permanent equity on the consolidated balance sheet as they are redeemable by the holders of the noncontrolling interest and the redemption is outside the control of the Company. The redeemable noncontrolling interests were initially recorded at their issuance date fair value of $25.2 million. We record the carrying amount of the redeemable noncontrolling interests at the greater of (i) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss and its share of other comprehensive income or loss, and dividends or (ii) the redemption value. For interests that are redeemable in the future, we recognize changes in the redemption value immediately as they occur.
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
The Company has held to maturity securities comprised of U.S. Treasury Bills. These investments are classified as held to maturity as the Company has the intent and ability to hold these investments until they mature. The held to maturity securities mature within the next 12 months. The table below shows the amortized cost, associated gross unrealized gains and associated fair value of held to maturity securities.

(In thousands)	October 31, 2023
	Amortized Cost	Gross Unrealized Gains	Fair Value
Investment in held to maturity securities	$48,982	$731	$49,713

(In thousands)	July 31, 2023
	Amortized Cost	Gross Unrealized Gains	Fair Value
Investment in held to maturity securities	$1,406,589	$8,314	$1,414,903
NOTE 2 — Acquisitions
Fiscal Year 2024 Transactions
On October 6, 2023, the Company acquired an 80% controlling ownership in Purple Wave, Inc., an online offsite heavy equipment auction company. The Company acquired the controlling ownership by issuing 2.5 million shares of the Company’s common stock which was equal to the $108.0 million acquisition price divided by the 10-day volume average weighted price of the Company’s common stock prior to closing. Under U.S. GAAP, the fair value of the merger consideration paid for Purple Wave, Inc. was $112.1 million and was determined on the basis of the closing price of the Company’s common stock on October 6, 2023. Substantially all of the merger consideration has preliminarily been allocated to intangible assets, including goodwill. The fair value of the 20% redeemable noncontrolling interest in Purple Wave, Inc. was $25.2 million, and was estimated by applying the transaction method. Refer to Note 1 – Summary of Significant Accounting Policies for more details regarding the redeemable noncontrolling interests. Acquisition costs reflected in the general administrative line on the income statement were $1.2 million.

NOTE 3 — Accounts Receivable, Net
Accounts receivable, net consisted of:

(In thousands)	October 31, 2023	July 31, 2023
Advance charges receivable	$581,475	$537,261
Trade accounts receivable	171,497	157,083
Other receivables	12,254	16,334
	765,226	710,678
Less: Allowance for credit loss	(9,591)	(8,640)
Accounts receivable, net	$755,635	$702,038
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
NOTE 4 — Property and Equipment, Net
Property and equipment, net consisted of the following:

(In thousands)	October 31, 2023	July 31, 2023
Land	$1,896,396	$1,812,001
Buildings and improvements	1,365,786	1,339,820
Transportation and other equipment	506,959	490,136
Office furniture and equipment	91,436	91,031
Software	92,580	89,575
	3,953,157	3,822,563
Less: Accumulated depreciation and amortization	(1,009,620)	(978,224)
Property and equipment, net	$2,943,537	$2,844,339
Depreciation expense on property and equipment was $40.0 million and $37.2 million for the three months ended October 31, 2023 and 2022, respectively.
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
Components of lease expense were as follows:

	Three Months Ended October 31,
(In thousands)	2023	2022
Operating lease expense	$6,669	$6,860
Finance lease expense:
Amortization of right-of-use assets	5	7
Interest on finance lease liabilities	—	—
Short-term lease expense	929	1,169
Variable lease expense	213	239
Total lease expense	$7,816	$8,275

Supplemental cash flow information related to leases as of October 31, 2023 were as follows:

	Three Months Ended October 31,
(In thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$6,215	$6,635
Operating cash flows related to finance leases	—	—
Financing cash flows related to finance leases	5	7
Right-of-use assets obtained in exchange for new operating lease liabilities	24,312	7,667
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—
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
The cost of the leased space as of October 31, 2023 and July 31, 2023 was $50.3 million and $51.2 million, respectively. The accumulated depreciation associated with the leased assets as of October 31, 2023 and July 31, 2023 was $3.9 million and $3.8 million, respectively. Both the leased assets and accumulated depreciation are included in Property and equipment, net on the consolidated balance sheet. Rental income from these operating leases was $4.4 million and $4.1 million for the three months ended October 31, 2023 and 2022, respectively.
NOTE 6 – Goodwill and Intangible Assets
The following table sets forth amortizable intangible assets by major asset class:

(In thousands)	October 31, 2023	July 31, 2023
Amortized intangibles:
Supply contracts and customer relationships	$82,904	$84,614
Trade names	18,875	19,304
Licenses and databases	16,526	682
Indefinite-lived intangibles:
Trade names:	15,443	7,443
Accumulated amortization	(51,916)	(49,341)
Intangibles, net	$81,832	$62,702

Aggregate amortization expense on amortizable intangible assets was $3.1 million and $1.9 million for the three months ended October 31, 2023 and 2022, respectively.
The change in the carrying amount of goodwill was as follows:

(In thousands)
Balance as of July 31, 2023	$394,289
Acquisitions during the period	113,063
Effect of foreign currency exchange rates	(6,426)
Balance as of October 31, 2023	$500,926
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
Borrowings under the Second Amended and Restated Credit Agreement bear interest based on, at our option, either (1) the applicable fixed rate plus 1.00% to 1.75% or (2) the daily rate plus 0.0% to 0.75%, in each case, depending on Copart’s consolidated total net leverage ratio. Additionally, the unused revolving commitments under the Second Amended and Restated Credit Agreement are subject to the payment of a customary commitment fee at a range of 0.175% to 0.275%, depending on Copart’s consolidated total net leverage ratio. The applicable fixed rates described above with respect to borrowings denominated in (1) U.S. Dollars is SOFR plus certain “spread adjustments” described in the Second Amended and Restated Credit Agreement, (2) Pounds Sterling is SONIA plus certain “spread adjustments” described in the Second Amended and Restated Credit Agreement, (3) Euro is EURIBOR, and (4) Canadian Dollars is CDOR. The Company had $10.6 million and $11.0 million outstanding borrowings under the Revolving Loan Facility as of October 31, 2023 and July 31, 2023, respectively.
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
The Second Amended and Restated Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Second Amended and Restated Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of October 31, 2023, the consolidated total net leverage ratio was (1.37):1. Minimum liquidity available as of October 31, 2023 was $3.8 billion. Accordingly, the Company does not believe that the provisions of the Second Amended and Restated Credit Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Second Amended and Restated Credit Agreement as of October 31, 2023.
Related to execution of the Second Amended and Restated Credit Agreement, the Company incurred $2.7 million in costs, which were capitalized as debt issuance fees. The debt discount is amortized to interest expense over the term of the respective debt instruments and is included in long-term debt and other liabilities on the consolidated balance sheet.
NOTE 8 – Fair Value Measurements
The following table summarizes the carrying values and fair values of the Company’s financial instruments that were not carried at fair value in the consolidated balance sheets:

	October 31, 2023		July 31, 2023
(In thousands)	Carrying Value Total	Fair Value Total	Carrying Value Total	Fair Value Total
Assets
Cash equivalents	$2,269,623	$2,275,103	$674,980	$677,515
Investment in held to maturity securities	48,982	49,713	1,406,589	1,414,903
Total Assets	$2,318,605	$2,324,816	$2,081,569	$2,092,418
Liabilities
Long-term fixed rate debt, including current portion	$10,578	$10,578	$11,006	$11,006
Total Liabilities	$10,578	$10,578	$11,006	$11,006
The Company has investments in U.S. Treasury Bills some of which mature over a period greater than 90 days and are classified as short-term investments. The U.S. Treasury Bills are carried at amortized cost and classified as held to maturity as the Company has the intent and the ability to hold them until they mature. The carrying value of the U.S. Treasury Bills are adjusted for accretion of discounts over the remaining life of the investment. Income related to the Treasury Bills is recognized in interest income in the Company’s consolidated statement of income. The U.S. Treasury Bills classified within Level I of the fair value hierarchy.

During the three months ended October 31, 2023, no transfers were made between any levels within the fair value hierarchy.
NOTE 9 – Net Income Per Share
The table below reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended October 31,
(In thousands)	2023	2022
Weighted average common shares outstanding	958,127	952,198
Effect of dilutive securities	13,555	12,138
Weighted average common and dilutive potential common shares outstanding	971,682	964,336
There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive earnings per share calculation were 300,000 and 3,285,600 options to purchase the Company’s common stock for the three months ended October 31, 2023 and 2022, respectively, because their inclusion would have been anti-dilutive.

NOTE 10 – Stock-based Compensation
The Company recognizes compensation expense for stock option awards without a market condition on a straight-line basis over the requisite service period of the award. The following is a summary of activity for the Company’s stock options for the three months ended October 31, 2023:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2023	17,825	$15.47	4.67	$512,045
Grants of options	—	—
Exercises	(331)	24.54
Forfeitures or expirations	—	—
Outstanding as of October 31, 2023	17,494	$15.30	4.44	$493,722
Exercisable as of October 31, 2023	15,132	$13.51	3.96	$454,066
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. The number of options that were in-the-money was 23,413,866 at October 31, 2023.
The Company grants option awards to certain executives that contain service and market conditions. The options will become exercisable over five years, subject to continued service by the executive, with 20% vesting on the first anniversary of the grant date and the balance vesting monthly over the subsequent four years. Separate and apart from the time-based vesting schedule, the options are also subject to a market condition requiring the trading price of Copart, Inc. common stock on the NASDAQ Global Select Market to be greater than or equal to 125% of the exercise price of the options, determined both (i) at the time of any exercise, and (ii) based on the closing price on each of the twenty consecutive trading days preceding the date of any exercise. The exercise price of the options is equivalent to the closing price of the Company’s common stock on the grant date. The fair value of the awards is determined at the grant date using either Lattice or Monte Carlo model, risk-free interest rates ranging from 0.71% to 3.57%, estimated volatility ranging from 25.2% to 29.3%, and no expected dividends. The total estimated compensation expense to be recognized by the Company over the five-year service period for these options is $48.4 million and will be recognized using the accelerated attribution method over each vesting tranche of the award. The Company recognized $2.2 million and $3.2 million in compensation expense related to these awards in the three months ended October 31, 2023 and 2022, respectively.

The following is a summary of activity for the Company’s stock option awards subject to market conditions for the three months ended October 31, 2023:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2023	5,920	$24.37	7.43	$117,389
Grants of options	—	—
Exercises	—	—
Forfeitures or expirations	—	—
Outstanding as of October 31, 2023	5,920	$24.37	7.17	$113,393
Exercisable as of October 31, 2023	3,222	$22.76	6.87	$66,880

The table below sets forth the stock-based compensation recognized by the Company for stock options, restricted stock, and restricted unit awards:

	Three Months Ended October 31,
(In thousands)	2023	2022
General and administrative	$6,951	$8,747
Yard operations	1,556	1,445
Total stock-based compensation	$8,507	$10,192
Additionally, Purple Wave, Inc. maintains an equity-based compensation plan for certain executives. Compensation cost attributable to Purple Wave, Inc. equity-based compensation plan was $0.2 million and $0 included in stock based compensation for the three months ended October 31, 2023 and 2022, respectively.

The Company’s restricted stock awards (“RSA”) and restricted stock unit awards (“RSU”) have generally been issued with vesting periods ranging from two years to five years and vest solely on service conditions. Accordingly, the Company recognizes compensation expense for RSA and RSU awards on a straight-line basis over the requisite service period of the award.

The following is a summary of activity for the Company’s RSA and RSU for the three months ended October 31, 2023:

(In thousands, except per share data)	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of July 31, 2023	800	$31.77
Grants	—	—
Vested	(50)	28.35
Forfeitures or expirations	(5)	31.92
Outstanding as of October 31, 2023	745	$32.00
NOTE 11 – Stock Repurchases
On September 22, 2011, the Company’s Board of Directors approved a 320 million share increase in the stock repurchase program, bringing the total current authorization to 784 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. The Company did not repurchase any shares of its common stock under the program during the three months ended October 31, 2023 or 2022. As of October 31, 2023, the total number of shares repurchased under the program was 458 million, and subject to applicable limitations under Delaware law, 326 million shares were available for repurchase under the program.
NOTE 12 – Income Taxes
The Company’s effective income tax rates were 21.4% and 21.5% for the three months ended October 31, 2023 and 2022, respectively, which differs from the U.S. statutory rate of 21% primarily due to state income taxes, deduction for Foreign Derived Intangible Income, and excess tax benefits associated with equity-based compensation.
The Company applies the provisions of the accounting standard for uncertain tax positions to its income taxes. For benefits to be realized, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.
The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is currently under examination by certain taxing authorities in the U.S. for fiscal years between 2016 and 2022. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company’s consolidated results of operations and financial position.
NOTE 13 – Legal Proceedings
The Company is subject to threats of litigation and is involved in actual litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage, contract disputes, and handling or disposal of vehicles. Except as otherwise noted in this Note 13, there are no material pending legal proceedings to which the Company is a party, or with respect to which any of the Company’s property is subject.

The Company provides for an accrual for matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of any such matters on the Company’s future consolidated results of operations and cash flows cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of any such matters. The Company believes that any ultimate liability regarding existing litigation and claims would not have a material effect on its consolidated results of operations, financial position, or cash flows. However, legal and regulatory proceedings are inherently unpredictable, and the amount of the liabilities associated with claims, if any, cannot be determined with certainty. If one or more matters were resolved against us for amounts in excess of the Company’s expectations, the impact on the Company’s consolidated results of operations, financial position, or cash flow could be material. The Company maintains insurance which may or may not provide coverage for claims made against the Company. There is no assurance that there will be insurance coverage available when and if needed. Additionally, the insurance that the Company carries requires that the Company pay for costs and/or claims exposure up to the amount of the insurance deductibles.

The U.S. Department of Justice, Consumer Protection Branch (DOJ) is conducting an ongoing investigation into potential violations by the Company of certain money laundering laws related to its practices and procedures for preventing and detecting money-laundering activity by its members. In connection with this investigation, the Company received a letter from the DOJ in October 2023 in which they indicated the Company may have exposure as a result of potential violations to such money laundering statutes and regulations. The Company is cooperating with the DOJ’s investigation. At this time, we are unable to predict the duration, scope, or result of any potential governmental, criminal, or civil proceeding that may result, the imposition of fines and penalties, and/or other remedies, and as a result, are unable to predict the range of possible loss.
NOTE 14 – Segments and Other Geographic Reporting
The Company’s U.S. and International regions are considered two separate operating segments and are disclosed as two reportable segments. The segments represent geographic areas and reflect how the chief operating decision maker allocates resources and measures results, including total revenues and operating income.
The following table presents financial information by segment:

	Three Months Ended October 31, 2023			Three Months Ended October 31, 2022
(In thousands)	United States	International	Total	United States	International	Total
Service revenues	$762,524	$97,012	$859,536	$651,657	$75,183	$726,840
Vehicle sales	78,382	82,498	160,880	97,192	69,340	166,532
Total service revenues and vehicle sales	840,906	179,510	1,020,416	748,849	144,523	893,372
Yard operations	349,594	58,907	408,501	326,244	46,533	372,777
Cost of vehicle sales	72,021	75,875	147,896	92,439	58,673	151,112
General and administrative	57,000	11,643	68,643	47,538	10,442	57,980
Operating income	$362,291	$33,085	$395,376	$282,628	$28,875	$311,503

Depreciation and amortization	$36,936	$6,228	$43,164	$34,935	$4,123	$39,058
Capital expenditures and acquisitions	216,131	40,542	256,673	136,283	16,372	152,655

	October 31, 2023			July 31, 2023
(In thousands)	United States	International	Total	United States	International	Total
Total assets	$6,410,493	$923,293	$7,333,786	$5,825,064	$912,815	$6,737,879
Goodwill	383,329	117,597	500,926	270,269	124,020	394,289

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
Our revenue is impacted by several factors, including total loss frequency and the average vehicle auction selling price, as a significant amount of our service revenue is associated in some manner with the ultimate selling price of the vehicle. Vehicle auction selling prices are driven primarily by: (i) market demand for rebuildable, driveable vehicles; (ii) used car pricing, which we also believe has an impact on total loss frequency; (iii) end market demand for recycled and refurbished parts as reflected in demand from dismantlers; (iv) the mix of cars sold; (v) changes in the U.S. dollar exchange rate to foreign currencies, which we believe has an impact on auction participation by international buyers; (vi) restrictions within the global supply chain; and (vii) changes in commodity prices, particularly the per ton price for crushed car bodies, as we believe this has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling. We cannot specifically quantify the financial impact that commodity pricing, used car pricing, and product sales mix has on the selling price of vehicles, our service revenues, or financial results. Total loss frequency is the percentage of cars involved in accidents that insurance companies salvage rather than repair and is driven by the relationship between repair costs used car values, and auction returns. Over the past 30 years we believe there has been an increase in overall growth in the salvage market driven by an increase in total loss frequency. This increase in total loss frequency may have been driven by changes in used car values and repair costs over the same long-term horizon, which we believe are generally trending upward. Recently we have noted fluctuations in total loss frequency. Nonetheless, we believe the long-term trend of increases in total loss frequency will continue. In the near term changes in used car prices and repair cost, are inversely related but may impact total loss frequency and thereby affect our growth rate. Used car values are determined by many factors, including used car supply, which is tied directly to new car sales, and the average age of cars on the road. The average age of cars on the road has continued to increase, growing from 9.7 years in 2003 to 12.5 years in 2023. Repair costs are generally based on damage severity, vehicle complexity, repair parts availability, repair parts costs, labor costs, and repair shop lead times. The factors that can influence repair costs, used car pricing, and auction returns are many and varied and we cannot predict their movements with precision.
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
The following tables set forth operational facilities that we have opened and are now operational from August 1, 2022 through October 31, 2023:

United States Locations	Geographic Service Area	Date
Anchorage	Alaska	August 2022
Rapid City	South Dakota	August 2022
Kansas City	Missouri	September 2022
Grenada	Mississippi	January 2023
Windham	New England	March 2023
Las Vegas West	Nevada	June 2023
Akron	Ohio	July 2023
Wayland	Michigan	July 2023
Rutland	Vermont	August 2023

International Locations	Geographic Service Area	Date
Brasília, Brazil	Brazil	September 2022
Büdingen, Hesse	Germany	January 2023
Ottawa, Ontario	Canada	February 2023
Corby, England	United Kingdom	October 2023
In October 2023 the Company acquired a controlling interest in Purple Wave, Inc., an online offsite heavy equipment auction company.
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

Results of Operations
The following table shows certain data from our consolidated statements of income expressed as a percentage of total service revenues and vehicle sales for the three months ended October 31, 2023 and 2022:

	Three Months Ended October 31,
(In percentages)	2023	2022
Service revenues and vehicle sales:
Service revenues	84%	81%
Vehicle sales	16%	19%
Total service revenues and vehicle sales	100%	100%

Operating expenses:
Yard operations	40%	42%
Cost of vehicle sales	14%	17%
General and administrative	7%	6%
Total operating expenses	61%	65%
Operating income	39%	35%
Other income (expense)	3%	—%
Income before income taxes	42%	35%
Income taxes	9%	8%
Net income	33%	27%
Comparison of the Three Months Ended October 31, 2023 and 2022
The following table presents a comparison of service revenues for the three months ended October 31, 2023 and 2022:

	Three Months Ended October 31,
(In thousands)	2023	2022	Change	% Change
Service revenues
United States	$762,524	$651,657	$110,867	17.0%
International	97,012	75,183	21,829	29.0%
Total service revenues	$859,536	$726,840	$132,696	18.3%
Service Revenues. The increase in service revenues during the three months ended October 31, 2023 of $132.7 million, or 18.3%, as compared to the same period last year resulted from (i) an increase in the U.S. of $110.9 million and (ii) an increase in International of $21.8 million. The growth in the U.S. was driven primarily by (i) an increase in volume and (ii) an increase in revenue per car due to a change in a mix of vehicles sold, fee optimization, and continued restrictions within the global supply chain for automobiles. The growth in International, after excluding positive fluctuations in currency exchange rates of $5.7 million, was driven primarily by an increase in volume offset by a minor decrease in revenue per car.
The following table presents a comparison of vehicle sales for the three months ended October 31, 2023 and 2022:

	Three Months Ended October 31,
(In thousands)	2023	2022	Change	% Change
Vehicle sales
United States	$78,382	$97,192	$(18,810)	(19.4)%
International	82,498	69,340	13,158	19.0%
Total vehicle sales	$160,880	$166,532	$(5,652)	(3.4)%

Vehicle Sales. The decrease in vehicle sales for the three months ended October 31, 2023 of $5.7 million, or 3.4%, as compared to the same period last year, resulted from (i) a decrease in the U.S. of $18.8 million and (ii) an increase in International of $13.2 million. The decrease in the U.S. was primarily driven by (i) a decrease in revenue per car due to lower auction selling prices, which we believe is due to change in mix of vehicles sold, and (ii) a decrease in volume as a result of a proactive approach to mitigate principle unit exposure. The growth in international, after excluding positive fluctuations in currency exchange rates of $5.9 million, was primarily driven by an increase in revenue per car due to higher auction selling prices, which we believe is due to a change in mix of vehicles sold.
The following table presents a comparison of yard operations expenses for the three months ended October 31, 2023 and 2022:

	Three Months Ended October 31,
(In thousands)	2023	2022	Change	% Change
Yard operations expenses
United States	$349,594	$326,244	$23,350	7.2%
International	58,907	46,533	12,374	26.6%
Total yard operations expenses	$408,501	$372,777	$35,724	9.6%

Yard operations expenses, excluding depreciation and amortization
United States	$316,478	$295,850	$20,628	7.0%
International	52,920	42,567	10,353	24.3%

Yard depreciation and amortization
United States	$33,116	$30,394	$2,722	9.0%
International	5,987	3,966	2,021	51.0%
Yard Operations Expenses. The increase in yard operations expense for the three months ended October 31, 2023 of $35.7 million, or 9.6%, as compared to the same period last year resulted from (i) an increase in the U.S. of $23.4 million, and (ii) an increase in International of $12.4 million. The increase in the U.S. compared to the same period last year relates to an increase in volume which is offset by a decrease in cost to process a car which is primarily the result of the first quarter of fiscal year 2023 bearing the associated cost of Hurricane Ian of $25 million. The increase in International, after excluding negative fluctuations in currency exchange rate of $3.2 million, is the result of an increase in volume which is offset by a decrease in cost to process a car. Included in yard operations expenses were depreciation and amortization expenses. The increase in yard operations depreciation and amortization expenses during the three months ended October 31, 2023 as compared to the same period last year resulted primarily from depreciating new and expanded facilities placed into service in the U.S.
The following table presents a comparison of cost of vehicle sales for the three months ended October 31, 2023 and 2022:

	Three Months Ended October 31,
(In thousands)	2023	2022	Change	% Change
Cost of vehicle sales
United States	$72,021	$92,439	$(20,418)	(22.1)%
International	75,875	58,673	17,202	29.3%
Total cost of vehicle sales	$147,896	$151,112	$(3,216)	(2.1)%
Cost of Vehicle Sales. The decrease in cost of vehicle sales for the three months ended October 31, 2023 of $3.2 million, or 2.1%, as compared to the same period last year resulted from (i) a decrease in the U.S. of $20.4 million and (ii) an increase in International of $17.2 million. The decrease in the U.S. was primarily the result of a decrease result of lower average purchase price due to change in mix of vehicles sold and decrease in volume. The increase in International of $17.2 million, after excluding the negative fluctuations of currency exchange rates of $5.5 million, was primarily due to higher average purchase prices due to the change in mix of vehicles sold.

The following table presents a comparison of general and administrative expenses for the three months ended October 31, 2023 and 2022:

	Three Months Ended October 31,
(In thousands)	2023	2022	Change	% Change
General and administrative expenses
United States	$57,000	$47,538	$9,462	19.9%
International	11,643	10,442	1,201	11.5%
Total general and administrative expenses	$68,643	$57,980	$10,663	18.4%

General and administrative expenses, excluding depreciation and amortization
United States	$53,180	$42,997	$10,183	23.7%
International	11,402	10,286	1,116	10.8%

General and administrative depreciation and amortization
United States	$3,820	$4,541	$(721)	(15.9)%
International	241	156	85	54.5%
General and Administrative Expenses. The increase in general and administrative expenses for the three months ended October 31, 2023 of $10.7 million, or 18.4%, as compared to the same period last year resulted from (i) an increase in the U.S of $9.5 million and (ii) an increase in International of $1.2 million. Excluding depreciation and amortization, the increase in the U.S. of $10.2 million resulted primarily from increases in labor costs, and legal costs offset by a decrease in stock compensation. The increase in International of $1.1 million, after excluding the negative fluctuations in currency exchange rates of $0.6 million, resulted primarily from increase in labor costs offset by decrease in legal costs and bank charges. Depreciation and amortization expenses for the three months ended October 31, 2023 as compared to the same period last year declined slightly driven from fully depreciating certain intangible and technology assets in the U.S. and international locations.
The following table summarizes total other expense for the three months ended October 31, 2023 and 2022:

	Three Months Ended October 31,
(In thousands)	2023	2022	Change	% Change
Total other income	$27,933	$1,600	$26,333	1,645.8%
Other Expense. The increase in total other income for the three months ended October 31, 2023 of $26.3 million as compared to the same period last year was primarily due to higher interest income earned from T-bills and realized foreign currency gains offset by losses from equity method investments.
The following table summarizes income taxes for the three months ended October 31, 2023 and 2022:

	Three Months Ended October 31,
(In thousands)	2023	2022	Change	% Change
Income taxes	90,777	67,255	23,522	35.0%
Income Taxes. Our effective income tax rates were 21.4% and 21.5% for the three months ended October 31, 2023 and 2022, respectively. The effective tax rates in the current and prior year were impacted by the recognition of excess tax benefits from stock-based compensation. The recognition of excess tax benefits from the exercise of employee stock options is $0.8 million and $0.6 million for the three months ended October 31, 2023 and 2022, respectively.

Liquidity and Capital Resources
The following table presents a comparison of key components of our liquidity and capital resources at October 31, 2023 and July 31, 2023 and for the three months ended October 31, 2023 and 2022, respectively, excluding additional funds available to us through our Revolving Loan Facility:

(In thousands)	October 31, 2023	July 31, 2023	Change	% Change
Cash, cash equivalents, and restricted cash	$2,581,567	$957,395	$1,624,172	169.6%
Working capital	2,960,473	2,769,835	190,638	6.9%

	Three Months Ended October 31,
(In thousands)	2023	2022	Change	% Change
Operating cash flows	$375,246	$311,559	$63,687	20.4%
Investing cash flows	1,235,325	(152,470)	1,387,795	910.2%
Financing cash flows	7,407	759	6,648	875.9%

Capital expenditures and acquisitions	$(256,673)	$(152,655)	$(104,018)	(68.1)%

Cash, cash equivalents, and restricted cash and working capital increased $1,624.2 million and $190.6 million at October 31, 2023, respectively, as compared to July 31, 2023. Cash, cash equivalents, and restricted cash increased primarily due to proceeds from the sale of held to maturity securities of $1,380 million and cash generated from operations and proceeds from stock option exercises not fully offset by capital expenditures. Working capital increased primarily from cash generated from operations and timing of cash receipts and payments, partially offset by capital expenditures, certain income tax benefits related to stock option exercises, and timing of cash payments. Cash equivalents consisted of bank deposits, U.S. Treasury Bills, and funds invested in money market accounts, which bear interest at variable rates.
Historically, we have financed our growth through cash generated from operations, public offerings of common stock, equity issued in conjunction with certain acquisitions and debt financing. Our primary source of cash generated by operations is from the collection of service fees and funds received from the sale of vehicles. We expect to continue to use cash flows from operations to finance our working capital needs and to develop and grow our business. In addition to our stock repurchase program, we are considering a variety of alternative potential uses for our remaining cash balances and our cash flows from operations. These alternative potential uses include additional stock repurchases, acquisitions and the payment of dividends. For further detail, see Notes to Unaudited Consolidated Financial Statements, Note 7 – Long-Term Debt and Note 11 – Stock Repurchases and under the subheading “Credit Agreement” below.
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
As of October 31, 2023, $151.4 million of the $2.6 billion of cash, cash equivalents, and restricted cash was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., the repatriation of these funds could still be subject to the foreign withholding tax following the U.S. Tax Reform. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not require repatriation to fund our U.S. operations.
Net cash provided by operating activities increased for the three months ended October 31, 2023 as compared to the same period in 2022 due to higher volume. The change in operating assets and liabilities was primarily the result of an increase in cash provided by an increase in income tax payable of $56.8 million and an increase in deferred revenue of $1.7 million. This is offset by a cash used by increase of inventory of $7.7 million, an increase of prepaid assets of $5.2 million and a decrease of income tax receivable of $38.5 million.

Net cash provided by investing activities increased for the three months ended October 31, 2023 as compared to the same period in 2022 due primarily to the sale of held to maturity investments offset by increased capital expenditures. Our capital expenditures are primarily related to lease buyouts of certain facilities, acquiring land, opening and improving facilities, capitalized software development costs for new software for internal use and major software enhancements, and acquiring yard equipment. We continue to develop, expand and invest in new and existing facilities.
Net cash provided by financing activities increased for the three months ended October 31, 2023 as compared to the same period in 2022 due primarily to an increase in proceeds from the exercise of stock options.
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
We had $10.6 million and $11.0 million outstanding borrowings under the Revolving Loan Facility as of October 31, 2023 and July 31, 2023, respectively. The Credit Agreement contains customary affirmative and negative covenants and we were in compliance with all covenants related to the Credit Agreement as of October 31, 2023.
Stock Repurchases
On September 22, 2011, our Board of Directors approved a 320 million share increase in the stock repurchase program, bringing the total current authorization to 784 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. We did not repurchase any shares of our common stock under the program during the three months ended October 31, 2023 or 2022. As of October 31, 2023, the total number of shares repurchased under the program was 458 million, and subject to applicable limitations under Delaware law, 326 million shares were available for repurchase under the program.

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
Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this Quarterly Report on Form 10-Q. There have been no material changes to the critical accounting policies and estimates from what was disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023 filed with the SEC on September 28, 2023. Our significant accounting policies are described in the Notes to Unaudited Consolidated Financial Statements, Note 1 – Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q.

Contractual Obligations and Commitments
There have been no material changes during the three months ended October 31, 2023 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023, filed with the SEC on September 28, 2023.
Off-Balance Sheet Arrangements
As of October 31, 2023, we had no off-balance sheet arrangements other than a letter of credit and our funding commitments pursuant to surety bonds, none of which have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information required under this Item from what was disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023, filed with the SEC on September 28, 2023.

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
ITEM 1A. RISK FACTORS
Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A, Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 31, 2023.
Risks Related to Our Business and Industry
We depend on a limited number of major vehicle sellers for a substantial portion of our revenues. The loss of one or more of these major sellers could adversely affect our consolidated results of operations and financial position, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.
Although no single customer accounted for more than 10% of our consolidated revenues during the three months ended October 31, 2023, a limited number of vehicle sellers historically have collectively accounted for a substantial portion of our revenues. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected revenues in those markets. There can be no assurance that our existing agreements will not be canceled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.
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
•    military conflicts, including the Russian invasion of Ukraine and recent events in the Middle East;
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
We seek to increase our sales and profitability through the acquisition of complementary businesses, additional facilities and the development of new facilities. For example, in fiscal 2021, we opened one new operational facility in Germany, one new operational facility in Spain, ten new operational facilities in the U.S., and acquired an operational facility in Des Moines, Iowa. In fiscal 2022, we opened one new operational facility in Canada, one new operational facility in Spain, and five new operational facilities in the U.S. In fiscal 2023, we opened one new operational facility in Brazil, one new operational facility in Germany, one new operational facility in Canada, and eight new operational facilities in the U.S. To date, in fiscal 2024, we have opened one new operational facility in the U.K. and one new operational facility in the U.S. As for strategic acquisitions of complementary businesses, we acquired National Powersport Auctions in fiscal 2017, and in fiscal 2022 we acquired Hills Motors (“Hills”) a used, or “green” parts recycler in the U.K. that has four operating facilities. In fiscal year 2024 we acquired Purple Wave, Inc. an online offsite heavy equipment auction company. Acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers, the availability of affordable financing in the capital markets and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approvals on acceptable terms. There can be no assurance that we will be able to:
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
In addition, certain acquisitions in the U.K. may be reviewed by the CMA. If an inquiry is made by the CMA, we may be required to demonstrate that our acquisitions will not result, or be expected to result, in a substantial lessening of competition in the U.K. market. Although we believe that there will not be a substantial lessening of competition in U.K. market, based on our analysis of the relevant the U.K. markets, there can be no assurance that the CMA will agree with us if it decides to make an inquiry. If the CMA determines that by our acquisitions of certain assets, there is or likely will be a substantial lessening of competition in the U.K. market, we could be required to divest some portion of our U.K. assets. In the event of a divestiture order by the CMA, the assets disposed may be sold for substantially less than their carrying value. Accordingly, any divestiture could have a material adverse effect on our operating results in the period of the divestiture.
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
Participants in the vehicle sales industry are subject to, and may be required to expend funds to ensure compliance with a variety of laws, regulations, and ordinances. These include, without limitation, land use ordinances, business and occupational licensure requirements and procedures, vehicle titling, sales, and registration rules and procedures, and laws and regulations relating to the environment, anti-money laundering, anti-corruption, exporting, and reporting and notification requirements to agencies and law enforcement relating to vehicle transfers. Many of these laws and regulations are frequently complex and subject to interpretation, and failure to comply with present or future regulations or changes in interpretations of existing laws or regulations may result in impairment or suspension of our operations and the imposition of penalties and other liabilities. At various times, we may be involved in disputes with local governmental officials regarding the development and/or operation of our business facilities. We may be subject to similar types of regulations by governmental agencies in new markets. In addition, new legal or regulatory requirements or changes in existing requirements may delay or increase the cost of opening new facilities, may limit our base of vehicle buyers, may decrease demand for our vehicles, and may adversely impact our ability to conduct business. As described under Note 13 — Legal Proceedings, the U.S. Department of Justice, Consumer Protection Branch is conducting an ongoing investigation into potential violations by the Company of certain money laundering laws related to its practices and procedures for preventing and detecting money-laundering activity by its members. The Company is cooperating with the DOJ’s investigation. The Company may receive additional regulatory or governmental inquiries related to the matters that are the subject of the DOJ’s investigation. Any such inquiries or investigations may be time-consuming, costly, divert management resources, or otherwise have a material adverse effect on our business, financial condition or results of operation. These or other governmental investigations, inquiries, or lawsuits could lead to our incurring liability for damages or other costs, a criminal or civil proceeding, the imposition of fines and penalties, and/or other remedies, and reputational harm to our business, which can impact our ability to attract and retain customers and qualified personnel, as well as restrictions on or added costs for our business operations going forward.
Changes in laws or the interpretation of laws, including foreign laws and regulations, affecting the import and export of vehicles may have an adverse effect on our business and financial condition.
Our internet-based auction-style model has allowed us to offer our products and services to international markets and has increased our international buyer base. As a result foreign importers of vehicles now represent a significant part of our total buyer base. As a result, our foreign buyers may be subject to a variety of foreign laws and regulations, including the imposition of import duties by foreign countries. Changes in laws, regulations, and treaties that restrict or impede or negatively affect the economics surrounding the importation of vehicles into foreign countries may reduce the demand for vehicles and impact our ability to maintain or increase our international buyer base. In addition, we and our vehicle buyers must work with foreign customs agencies and other non-U.S. governmental officials, who are responsible for the interpretation, application, and enforcement of these laws, regulations, and treaties. Any inability to obtain requisite approvals or agreements from such authorities could adversely impact the ability of our buyers to import vehicles into foreign countries. In addition, any disputes or disagreements with foreign agencies or officials over import duties, tariffs, or similar matters, including disagreements over the value assigned to imported vehicles, could adversely affect our costs and the ability and costs of our buyers to import vehicles into foreign countries. For example, in March 2008, a decree issued by the president of Mexico became effective that placed restrictions on the types of vehicles that can be imported into Mexico from the U.S. The adoption of similar laws or regulations in other jurisdictions that have the effect of reducing or curtailing our activities abroad, changes in the interpretation, application, and enforcement of laws, regulations, or treaties, any failure to comply with non-U.S. laws or regulatory interpretations, or any legal or regulatory interpretations or governmental actions that significantly increase our costs or the costs of our buyers could have a material adverse effect on our consolidated results of operations and financial position by reducing the demand for our products and services and our ability to compete in non-U.S. markets.
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
Information technology system disruptions, cyber-attacks, ransomware attacks, or other cyber security incidents could materially and adversely affect our reputation, operating results, or financial condition by, among other things, making our auction platform inoperable for a period of time, damaging our reputation with buyers, sellers, and insurance companies as a result of the unauthorized disclosure of confidential information (including account data information), or resulting in governmental investigations, litigation, liability, fines, or penalties against us.If such attacks are not detected immediately, their effect could be compounded.While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of these cyber risks, an insurer may deny or exclude from coverage certain types of claims or our insurance coverage may be insufficient to cover all losses and would not remedy damage to our reputation.
We have in the past identified attempts by unauthorized third parties to access our systems and disrupt our online auctions.These attempts caused minor service interruptions, which were promptly addressed and resolved, and our online service was restored to normal business. However, any future such attempt may cause material service interruptions or otherwise adversely affect our business and financial results.
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
•    military conflicts, including the Russian invasion of Ukraine and recent events in the Middle East;
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
Our executive officers, directors and their affiliates beneficially own, in the aggregate, more than 11% of our issued and outstanding common stock as of October 31, 2023. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended October 31, 2023, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulations S-K Item 408.

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
Date: November 20, 2023