Form 10-Q
period 2024-01-31
COPART INC
filed 2024-02-27
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 26, 2024, 961,461,830 shares of the registrant’s common stock were outstanding.

Copart, Inc.
Index to the Quarterly Report on Form 10-Q
January 31, 2024

Copart, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	January 31, 2024	July 31, 2023
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$1,256,948	$957,395
Investment in held to maturity securities	1,411,122	1,406,589
Accounts receivable, net	846,357	702,038
Vehicle pooling costs	137,907	123,725
Inventories	42,812	39,973
Income taxes receivable	17,030	6,574
Prepaid expenses and other assets	36,310	26,310
Total current assets	3,748,486	3,262,604
Property and equipment, net	3,042,711	2,844,339
Operating lease right-of-use assets	112,838	108,139
Intangibles, net	84,049	62,702
Goodwill	510,563	394,289
Other assets	99,873	65,806
Total assets	$7,598,520	$6,737,879
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$473,856	$440,810
Deferred revenue	26,204	26,117
Income taxes payable	4,740	4,374
Current portion of operating and finance lease liabilities	21,223	21,468
Total current liabilities	526,023	492,769
Deferred income taxes	94,140	89,492
Income taxes payable	71,314	69,193
Operating and finance lease liabilities, net of current portion	93,876	88,082
Long-term debt and other liabilities	453	10,903
Total liabilities	785,806	750,439
Commitments and contingencies
Redeemable non-controlling interest	25,114	—
Stockholders’ equity:
Preferred stock: $0.0001 par value - 5,000,000 shares authorized; none issued	—	—
Common stock: $0.0001 par value - 1,600,000,000 shares authorized; 961,311,496 and 957,344,162 shares issued and outstanding, respectively.	96	96
Additional paid-in capital	1,087,345	938,910
Accumulated other comprehensive loss	(145,279)	(141,006)
Retained earnings	5,845,438	5,189,440
Total stockholders’ equity	6,787,600	5,987,440
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$7,598,520	$6,737,879
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands, except per share amounts)	2024	2023	2024	2023
Service revenues and vehicle sales:
Service revenues	$861,745	$789,797	$1,721,281	$1,516,637
Vehicle sales	158,404	166,927	319,284	333,459
Total service revenues and vehicle sales	1,020,149	956,724	2,040,565	1,850,096
Operating expenses:
Yard operations	409,178	375,497	817,679	748,274
Cost of vehicle sales	146,819	154,727	294,715	305,839
General and administrative	84,252	60,975	152,895	118,955
Total operating expenses	640,249	591,199	1,265,289	1,173,068
Operating income	379,900	365,525	775,276	677,028
Other income (expense):
Interest income, net	33,956	14,480	65,961	18,902
Other expense, net	(3,103)	(2,902)	(7,175)	(5,724)
Total other income	30,853	11,578	58,786	13,178
Income before income taxes	410,753	377,103	834,062	690,206
Income tax expense	85,226	83,426	176,003	150,681
Net income	325,527	293,677	658,059	539,525
Less: Net income/(loss) attributable to redeemable noncontrolling interest	(108)	—	(103)	—
Net income attributable to Copart, Inc.	$325,635	$293,677	$658,162	$539,525

Basic net income per common share	$0.34	$0.31	$0.69	$0.57
Weighted average common shares outstanding	960,525	952,752	959,326	952,474

Diluted net income per common share	$0.33	$0.30	$0.68	$0.56
Diluted weighted average common shares outstanding	974,589	965,072	973,135	964,476
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands)	2024	2023	2024	2023
Comprehensive income, net of tax:
Net income	$325,527	$293,677	$658,059	$539,525
Other comprehensive income:
Foreign currency translation adjustments	32,080	42,429	(4,273)	12,858
Comprehensive income	357,607	336,106	653,786	552,383
Less: Comprehensive income/(loss) attributable to redeemable noncontrolling interest	(108)	—	(103)	—
Comprehensive income attributable to Copart, Inc.	$357,715	$336,106	$653,889	$552,383
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statement of Changes in Redeemable Noncontrolling Interests and Stockholders’ Equity
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)			Redeemable Noncontrolling Interest
			Additional Paid-in Capital			Total Stockholders’ Equity
(In thousands, except share amounts)	Outstanding Shares	Amount			Retained Earnings
Balances at July 31, 2023	957,344,162	$96	$938,910	$(141,006)	$5,189,440	$5,987,440	$—
Net income	—	—	—	—	332,527	332,527	5
Currency translation adjustment	—	—	—	(36,353)	—	(36,353)	—
Acquisition of noncontrolling interest	2,499,993	—	112,075	—	—	112,075	25,217
Exercise of stock options, net of repurchased shares	331,358	—	8,123	—	(711)	7,412	—
Stock-based compensation	32,761	—	8,316	—	—	8,316	—
Balances at October 31, 2023	960,208,274	96	1,067,424	(177,359)	5,521,256	6,411,417	25,222
Net income/(loss)	—	—	—	—	325,635	325,635	(108)
Currency translation adjustment	—	—	—	32,080	—	32,080	—
Exercise of stock options, net of repurchased shares	828,799	—	5,359	—	(1,453)	3,906	—
Stock-based compensation	119,004	—	8,601	—	—	8,601	—
Shares issued for Employee Stock Purchase Plan	155,419	—	5,961	—	—	5,961	—
Balances at January 31, 2024	961,311,496	96	1,087,345	(145,279)	5,845,438	6,787,600	25,114
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statement of Stockholders’ Equity (Continued)
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital			Total Stockholders’ Equity
(In thousands, except share amounts)	Outstanding Shares	Amount			Retained Earnings
Balances at July 31, 2022	952,163,896	$96	$838,460	$(169,365)	$3,956,408	$4,625,599
Net income	—	—	—	—	245,848	245,848
Currency translation adjustment	—	—	—	(29,571)	—	(29,571)
Exercise of stock options, net of repurchased shares	151,108	—	1,061	—	(295)	766
Stock-based compensation	76,624	—	10,192	—	—	10,192
Balances at October 31, 2022	952,391,628	96	849,713	(198,936)	4,201,961	4,852,834
Net income	—	—	—	—	293,677	293,677
Currency translation adjustment	—	—	—	42,429	—	42,429
Exercise of stock options, net of repurchased shares	446,852	—	9,754	—	(536)	9,218
Stock-based compensation	60,702	—	10,131	—	—	10,131
Shares issued for Employee Stock Purchase Plan	229,114	—	5,363	—	—	5,363
Balances at January 31, 2023	953,128,296	96	874,961	(156,507)	4,495,102	5,213,652
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended January 31,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	658,059	$539,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt cost	88,485	78,094
Allowance for credit loss	3,702	2,133
Equity in (earnings) losses of unconsolidated affiliates	(5,402)	4,030
Stock-based compensation	17,676	20,323
Gain on sale of property and equipment	(971)	(748)
Deferred income taxes	(2,103)	(3,309)
Changes in operating assets and liabilities:
Accounts receivable	(169,508)	(186,559)
Vehicle pooling costs	(14,387)	(21,268)
Inventories	(2,994)	8,001
Prepaid expenses, other current and non-current assets	(35,040)	(29,176)
Operating lease right-of-use assets and lease liabilities	865	414
Accounts payable and accrued liabilities	6,556	27,619
Deferred revenue	(13)	3,709
Income taxes receivable	(10,463)	49,430
Income taxes payable	2,577	7,615
Net cash provided by operating activities	537,039	499,833
Cash flows from investing activities:
Purchases of property and equipment	(285,289)	(256,719)
Cash acquired in connection with acquisition	17,662	—
Proceeds from sale of property and equipment	2,069	16,343
Investment in held to maturity securities	(1,411,122)	—
Proceeds from the sale of held to maturity securities	1,430,000	—
Investment in unconsolidated affiliate	(1,000)	(1,993)
Net cash used in investing activities	(247,680)	(242,369)
Cash flows from financing activities:
Proceeds from the exercise of stock options	13,482	10,815
Proceeds from the issuance of Employee Stock Purchase Plan shares	5,961	5,363
Payments for employee stock-based tax withholdings	(2,164)	(831)
Principal payments on revolver facility	(10,820)	—
Payments of finance lease obligations	(11)	(13)
Net cash provided by financing activities	6,448	15,334
Effect of foreign currency translation	3,746	3,918
Net increase in cash, cash equivalents, and restricted cash	299,553	276,716
Cash, cash equivalents, and restricted cash at beginning of period	957,395	1,384,236
Cash, cash equivalents, and restricted cash at end of period	1,256,948	$1,660,952
Supplemental disclosure of cash flow information:
Interest paid	$2,036	$706
Income taxes paid, net of refunds	$188,480	$98,324
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Notes to Consolidated Financial Statements
January 31, 2024
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
Principles of Consolidation
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature considered necessary for fair presentation of the Company’s financial position as of January 31, 2024 and July 31, 2023, its consolidated statements of income, comprehensive income, changes in redeemable noncontrolling interests and stockholders’ equity for the three and six months ended January 31, 2024 and 2023, and its cash flows for the six months ended January 31, 2024 and 2023. Interim results for the three and six months ended January 31, 2024 are not necessarily indicative of the results that may be expected for any future period, or for the entire year ending July 31, 2024. These consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2023. Certain prior year amounts have been reclassified to conform to current year presentation.
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

	Three months ended January 31,		Six Months Ended January 31,
(In thousands)	2024	2023	2024	2023
Service revenues
United States	$756,036	$705,733	$1,518,561	$1,357,390
International	105,709	84,064	202,720	159,247
Total service revenues	$861,745	$789,797	$1,721,281	$1,516,637
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

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands)	2024	2023	2024	2023
Vehicle sales
United States	$74,690	$82,196	$153,072	$179,387
International	83,714	84,731	166,212	154,072
Total vehicle sales	$158,404	$166,927	$319,284	$333,459

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
The change in the carrying amount of contract assets was as follows (In thousands):

Balance as of July 31, 2023	$25,726
Capitalized contract assets during the period	32,000
Costs amortized during the period	(4,129)
Effect of foreign currency exchange rates	(51)
Balance as of January 31, 2024	$53,546
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
The cumulative effects of foreign currency exchange rate fluctuations were as follows (In thousands):

Cumulative loss on foreign currency translation as of July 31, 2022	$(169,365)
Gain (Loss) on foreign currency translation	28,359
Cumulative loss on foreign currency translation as of July 31, 2023	$(141,006)
Gain (Loss) on foreign currency translation	(4,273)
Cumulative loss on foreign currency translation as of January 31, 2024	$(145,279)
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

The amounts recorded for financial instruments in the Company’s consolidated financial statements, which included cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximated their fair values as of January 31, 2024 and July 31, 2023, due to the short-term nature of those instruments and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments.
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

(In thousands)	January 31, 2024
	Amortized Cost	Gross Unrealized Gains	Fair Value
Investment in held to maturity securities	$1,411,122	$3,391	$1,414,513

(In thousands)	July 31, 2023
	Amortized Cost	Gross Unrealized Gains	Fair Value
Investment in held to maturity securities	$1,406,589	$8,314	$1,414,903
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

NOTE 3 — Accounts Receivable, Net
Accounts receivable, net consisted of:

(In thousands)	January 31, 2024	July 31, 2023
Advance charges receivable	$669,340	$537,261
Trade accounts receivable	176,484	157,083
Other receivables	14,177	16,334
	860,001	710,678
Less: Allowance for credit loss	(13,644)	(8,640)
Accounts receivable, net	$846,357	$702,038
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
NOTE 4 — Property and Equipment, Net
Property and equipment, net consisted of the following:

(In thousands)	January 31, 2024	July 31, 2023
Land	$1,953,497	$1,812,001
Buildings and improvements	1,413,781	1,339,820
Transportation and other equipment	539,461	490,136
Office furniture and equipment	94,634	91,031
Software	95,227	89,575
	4,096,600	3,822,563
Less: Accumulated depreciation and amortization	(1,053,889)	(978,224)
Property and equipment, net	$3,042,711	$2,844,339
Depreciation expense on property and equipment was $41.7 million and $36.5 million for the three months ended January 31, 2024 and 2023, respectively, and $81.7 million and $73.7 million for the six months ended January 31, 2024 and 2023, respectively.
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
Components of lease expense were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands)	2024	2023	2024	2023
Operating lease expense	$6,443	$6,687	$13,112	$13,547
Finance lease expense:
Amortization of right-of-use assets	5	5	10	12
Interest on finance lease liabilities	—	—	—	—
Short-term lease expense	1,397	1,134	2,326	2,303
Variable lease expense	359	314	572	553
Total lease expense	$8,204	$8,140	$16,020	$16,415
Supplemental cash flow information related to leases as of January 31, 2024 was as follows:

	Six Months Ended January 31,
(In thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$12,231	$13,178
Operating cash flows related to finance leases	—	—
Financing cash flows related to finance leases	11	13
Right-of-use assets obtained in exchange for new operating lease liabilities	21,411	8,597
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—
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
The cost of the leased space as of January 31, 2024 and July 31, 2023 was $50.3 million and $51.2 million, respectively. The accumulated depreciation associated with the leased assets as of January 31, 2024 and July 31, 2023 was $4.1 million and $3.8 million, respectively. Both the leased assets and accumulated depreciation are included in Property and equipment, net on the consolidated balance sheet. Rental income from these operating leases was $4.2 million and $4.1 million for the three months ended January 31, 2024 and 2023, respectively, and $8.6 million and $8.3 million for the six months ended January 31, 2024 and 2023, respectively, and is included within Service revenues on the consolidated statements of income.
NOTE 6 – Goodwill and Intangible Assets
The following table sets forth amortizable intangible assets by major asset class:

(In thousands)	January 31, 2024	July 31, 2023
Amortized intangibles:
Supply contracts and customer relationships	$84,133	$84,614
Trade names	19,204	19,304
Licenses and databases	20,070	682
Indefinite-lived intangibles:
Trade names	16,543	7,443
Accumulated amortization	(55,901)	(49,341)
Intangibles, net	$84,049	$62,702

Aggregate amortization expense on amortizable intangible assets was $3.5 million and $1.9 million for the three months ended January 31, 2024 and 2023, respectively, and $6.7 million and $3.8 million for the six months ended January 31, 2024 and 2023, respectively.
The change in the carrying amount of goodwill was as follows:

(In thousands)
Balance as of July 31, 2023	$394,289
Acquisitions during the period	117,938
Effect of foreign currency exchange rates	(1,664)
Balance as of January 31, 2024	$510,563
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
Borrowings under the Second Amended and Restated Credit Agreement bear interest based on, at our option, either (1) the applicable fixed rate plus 1.00% to 1.75% or (2) the daily rate plus 0.0% to 0.75%, in each case, depending on Copart’s consolidated total net leverage ratio. Additionally, the unused revolving commitments under the Second Amended and Restated Credit Agreement are subject to the payment of a customary commitment fee at a range of 0.175% to 0.275%, depending on Copart’s consolidated total net leverage ratio. The applicable fixed rates described above with respect to borrowings denominated in (1) U.S. Dollars is SOFR plus certain “spread adjustments” described in the Second Amended and Restated Credit Agreement, (2) Pounds Sterling is SONIA plus certain “spread adjustments” described in the Second Amended and Restated Credit Agreement, (3) Euro is EURIBOR, and (4) Canadian Dollars is CDOR. The Company had $0.0 million and $11.0 million outstanding borrowings under the Revolving Loan Facility as of January 31, 2024 and July 31, 2023, respectively.
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
The Second Amended and Restated Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Second Amended and Restated Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of January 31, 2024, the consolidated total net leverage ratio was (1.39):1. Minimum liquidity available as of January 31, 2024 was $3.9 billion. Accordingly, the Company does not believe that the provisions of the Second Amended and Restated Credit Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Second Amended and Restated Credit Agreement as of January 31, 2024.
Related to execution of the Second Amended and Restated Credit Agreement, the Company incurred $2.7 million in costs, which were capitalized as debt issuance fees. The debt discount is amortized to interest expense over the term of the respective debt instruments and is included in other assets on the consolidated balance sheet.
NOTE 8 – Fair Value Measurements
The following table summarizes the carrying values and fair values of the Company’s financial instruments that were not carried at fair value in the consolidated balance sheets:

	January 31, 2024		July 31, 2023
(In thousands)	Carrying Value Total	Fair Value Total	Carrying Value Total	Fair Value Total
Assets
Cash equivalents	$962,655	$965,415	$674,980	$677,515
Investment in held to maturity securities	1,411,122	1,414,513	1,406,589	1,414,903
Total Assets	$2,373,777	$2,379,928	$2,081,569	$2,092,418
Liabilities
Long-term fixed rate debt, including current portion	$—	$—	$11,006	$11,006
Total Liabilities	$—	$—	$11,006	$11,006
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

During the six months ended January 31, 2024, no transfers were made between any levels within the fair value hierarchy.
NOTE 9 – Net Income Per Share
The table below reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands)	2024	2023	2024	2023
Weighted average common shares outstanding	960,525	952,752	959,326	952,474
Effect of dilutive securities	14,064	12,320	13,809	12,002
Weighted average common and dilutive potential common shares outstanding	974,589	965,072	973,135	964,476
There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive earnings per share calculation were 1,006,147 and 6,183,408 options to purchase the Company’s common stock for the three months ended January 31, 2024 and 2023, respectively, and 1,306,147 and 12,494,596 options to purchase the Company’s common stock for the six months ended January 31, 2024 and 2023, respectively, because their inclusion would have been anti-dilutive.

NOTE 10 – Stock-based Compensation
The Company recognizes compensation expense for stock option awards without a market condition on a straight-line basis over the requisite service period of the award. The following is a summary of activity for the Company’s stock options for the six months ended January 31, 2024:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2023	17,825	$15.47	4.67	$512,045
Grants of options	931	49.79
Exercises	(1,160)	11.62
Forfeitures or expirations	—	—
Outstanding as of January 31, 2024	17,596	$17.54	4.59	$538,438
Exercisable as of January 31, 2024	14,810	$14.24	3.93	$500,518
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. The number of options that were in-the-money was 22,841,214 at January 31, 2024.
The Company grants option awards to certain executives that contain service and market conditions. The options will become exercisable over five years, subject to continued service by the executive, with 20% vesting on the first anniversary of the grant date and the balance vesting monthly over the subsequent four years. Separate and apart from the time-based vesting schedule, the options are also subject to a market condition requiring the trading price of Copart, Inc. common stock on the Nasdaq Global Select Market to be greater than or equal to 125% of the exercise price of the options, determined both (i) at the time of any exercise, and (ii) based on the closing price on each of the twenty consecutive trading days preceding the date of any exercise. The exercise price of the options is equivalent to the closing price of the Company’s common stock on the grant date. The fair value of the awards is determined at the grant date using either Lattice or Monte Carlo model, risk-free interest rates ranging from 0.71% to 4.37%, estimated volatility ranging from 25.2% to 29.8%, and no expected dividends. The total estimated compensation expense to be recognized by the Company over the five-year service period for these options is $50.1 million and will be recognized using the accelerated attribution method over each vesting tranche of the award. The Company recognized $4.2 million and $6.5 million in compensation expense related to these awards in the six months ended January 31, 2024 and 2023, respectively.

The following is a summary of activity for the Company’s stock option awards subject to market conditions for the six months ended January 31, 2024:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2023	5,920	$24.37	7.43	$117,389
Grants of options	75	50.89
Exercises	—	—
Forfeitures or expirations	—	—
Outstanding as of January 31, 2024	5,995	$24.70	6.96	$140,151
Exercisable as of January 31, 2024	3,568	$23.04	6.67	$89,211

The table below sets forth the stock-based compensation recognized by the Company for stock options, restricted stock, and restricted unit awards:

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands)	2024	2023	2024	2023
General and administrative	$7,541	$8,789	$14,492	$17,536
Yard operations	1,628	1,342	3,184	2,787
Total stock-based compensation	$9,169	$10,131	$17,676	$20,323
Additionally, Purple Wave, Inc. maintains an equity-based compensation plan for certain executives. Compensation cost attributable to Purple Wave, Inc. equity-based compensation plan was $0.8 million and $0 included in stock based compensation for the six months ended January 31, 2024 and 2023, respectively.

The Company’s restricted stock awards (“RSA”) and restricted stock unit awards (“RSU”) have generally been issued with vesting periods ranging from two years to five years and vest solely on service conditions. Accordingly, the Company recognizes compensation expense for RSA and RSU awards on a straight-line basis over the requisite service period of the award.

The following is a summary of activity for the Company’s RSA and RSU for the six months ended January 31, 2024:

(In thousands, except per share data)	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of July 31, 2023	800	$31.77
Grants	266	48.85
Vested	(144)	29.48
Forfeitures or expirations	(7)	32.56
Outstanding as of January 31, 2024	915	$37.08
NOTE 11 – Stock Repurchases
On September 22, 2011, the Company’s Board of Directors approved a 320 million share increase in the stock repurchase program, bringing the total current authorization to 784 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. The Company did not repurchase any shares of its common stock under the program during the six months ended January 31, 2024 or 2023. As of January 31, 2024, the total number of shares repurchased under the program was 458 million, and subject to applicable limitations under Delaware law, 326 million shares were available for repurchase under the program.
NOTE 12 – Income Taxes
The Company’s effective income tax rates were 21.1% and 21.8% for the six months ended January 31, 2024 and 2023, respectively, which differs from the U.S. statutory rate of 21% primarily due to state income taxes, deduction for Foreign Derived Intangible Income, and excess tax benefits associated with equity-based compensation.
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
The following table presents financial information by segment:

	Three Months Ended January 31, 2024			Three Months Ended January 31, 2023
(In thousands)	United States	International	Total	United States	International	Total
Service revenues	$756,036	$105,709	$861,745	$705,733	$84,064	$789,797
Vehicle sales	74,690	83,714	158,404	82,196	84,731	166,927
Total service revenues and vehicle sales	830,726	189,423	1,020,149	787,929	168,795	956,724
Yard operations	343,689	65,489	409,178	323,397	52,100	375,497
Cost of vehicle sales	70,128	76,691	146,819	79,040	75,687	154,727
General and administrative	69,571	14,681	84,252	49,328	11,647	60,975
Operating income	$347,338	$32,562	$379,900	$336,164	$29,361	$365,525

Depreciation and amortization	$38,344	$6,918	$45,262	$34,121	$4,293	$38,414
Capital expenditures and acquisitions	83,861	39,168	123,029	89,428	14,636	104,064

	Six Months Ended January 31, 2024			Six Months Ended January 31, 2023
(In thousands)	United States	International	Total	United States	International	Total
Service revenues	$1,518,561	$202,720	$1,721,281	$1,357,390	$159,247	$1,516,637
Vehicle sales	153,072	166,212	319,284	179,387	154,072	333,459
Total service revenues and vehicle sales	1,671,633	368,932	2,040,565	1,536,777	313,319	1,850,096
Yard operations	693,283	124,396	817,679	649,641	98,633	748,274
Cost of vehicle sales	142,150	152,565	294,715	171,480	134,359	305,839
General and administrative	126,572	26,323	152,895	96,865	22,090	118,955
Operating income	$709,628	$65,648	$775,276	$618,791	$58,237	$677,028

Depreciation and amortization	$75,280	$13,146	$88,426	$69,057	$8,415	$77,472
Capital expenditures and acquisitions	299,992	79,710	379,702	225,711	31,008	256,719

	January 31, 2024			July 31, 2023
(In thousands)	United States	International	Total	United States	International	Total
Total assets	$6,626,492	$972,028	$7,598,520	$5,825,064	$912,815	$6,737,879
Goodwill	388,207	122,356	510,563	270,269	124,020	394,289

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
Our goals are to generate sustainable profits for our stockholders, while also providing environmental and social benefits for the world around us. With respect to our environmental stewardship, we believe our business is a critical enabler for the global re-use and recycling of vehicles, parts, and raw materials. We are not responsible for the carbon emissions resulting from new vehicle manufacturing, governmental fuel emissions standards or vehicle use by consumers. Each vehicle that enters our business operations already exists, with whatever fuel technology and efficiency it was designed and built to have, and the substantial carbon emissions associated with the vehicle’s manufacture have already occurred. However, upon our receipt of an existing vehicle, we help facilitate the decrease its total environmental impact by extending its useful life and thereby avoiding the carbon emissions associated with the alternative of new vehicle and auto parts manufacturing. For example, many of the cars we process and remarket are subsequently restored to drivable condition, reducing the new vehicle manufacturing burden the world would otherwise face. Many of our cars are purchased by dismantlers, who recycle and refurbish parts for vehicle repairs, again reducing new and aftermarket parts manufacturing. And finally, some of our vehicles are returned to their raw material inputs through scrapping, reducing the need for further new resource extraction. In each of these cases, our business facilitates the reduction of the carbon and other environmental footprint of the global transportation industry.
Beyond our environmental stewardship, we also support the world’s communities in two important ways. First, we believe that we contribute to economic development and well-being by enabling more affordable access to mobility around the world. For example, many of the automobiles sold through our auction platform are purchased for use in developing countries where affordable transportation is a critical enabler of education, health care, and well-being more generally. Secondly, we believe we play an important role in the catastrophic weather events response infrastructure, which contributes to disaster recovery and resilience in the communities we serve. For example, we mobilized our people, and engaged with a multitude of service providers to timely retrieve, store, and remarket tens of thousands of flood-damaged vehicles in South Florida in the wake of Hurricane Ian in the fall of 2022.
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
Operating Costs and Expenses: Yard operations expenses consist primarily of (1) labor (operating personnel at yards), (2) transportation (miles traveled and fuel rates), (3) facilities (maintenance, property related taxes, rent, and insurance), (4) other (to include marketing costs); and costs of vehicles sold under the purchase contracts. General and administrative expenses consist primarily of executive management; accounting; data processing; sales personnel; professional services; marketing expenses; and system maintenance and enhancements.
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
The following tables set forth operational facilities that we have opened and are now operational from August 1, 2022 through January 31, 2024:

United States Locations	Geographic Service Area	Date
Anchorage	Alaska	August 2022
Rapid City	South Dakota	August 2022
Kansas City	Missouri	September 2022
Grenada	Mississippi	January 2023
Windham	New England	March 2023
Las Vegas West	Nevada	June 2023
Akron	Ohio	July 2023
Wayland	Michigan	July 2023
Rutland	Vermont	August 2023

International Locations	Geographic Service Area	Date
Brasília, Brazil	Brazil	September 2022
Büdingen, Hesse	Germany	January 2023
Ottawa, Ontario	Canada	February 2023
Corby, England	United Kingdom	October 2023
Glasgow, Scotland	United Kingdom	December 2023
Alhendin, Granada	Spain	January 2024
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

Results of Operations
The following table shows certain data from our consolidated statements of income expressed as a percentage of total service revenues and vehicle sales for the three and six months ended January 31, 2024 and 2023:

	Three Months Ended January 31,		Six Months Ended January 31,
(In percentages)	2024	2023	2024	2023
Service revenues and vehicle sales:
Service revenues	84%	83%	84%	82%
Vehicle sales	16%	17%	16%	18%
Total service revenues and vehicle sales	100%	100%	100%	100%

Operating expenses:
Yard operations	41%	39%	41%	40%
Cost of vehicle sales	14%	16%	14%	17%
General and administrative	8%	6%	7%	6%
Total operating expenses	63%	61%	62%	63%
Operating income	37%	39%	38%	37%
Other income (expense)	3%	1%	3%	1%
Income before income taxes	40%	40%	41%	38%
Income taxes	8%	9%	9%	8%
Net income	32%	31%	32%	30%
Comparison of the Three and Six Months Ended January 31, 2024 and 2023
The following table presents a comparison of service revenues for the three and six months ended January 31, 2024 and 2023:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2024	2023	Change	% Change	2024	2023	Change	% Change
Service revenues
United States	$756,036	$705,733	$50,303	7.1%	$1,518,561	$1,357,390	$161,171	11.9%
International	105,709	84,064	21,645	25.7%	202,720	159,247	43,473	27.3%
Total service revenues	$861,745	$789,797	$71,948	9.1%	$1,721,281	$1,516,637	$204,644	13.5%
Service Revenues. The increase in service revenues during the three months ended January 31, 2024 of $71.9 million, or 9.1%, as compared to the same period last year resulted from (i) an increase in the U.S. of $50.3 million and (ii) an increase in International of $21.6 million. The growth in the U.S. was driven primarily by (i) an increase in revenue per car due to fee optimization and (ii) an increase in volume. The growth in International, after excluding positive fluctuations in currency exchange rates of $4.1 million, was driven primarily by an increase in volume offset by a minor decrease in revenue per car.
The increase in service revenues during the six months ended January 31, 2024 of $204.6 million, or 13.5%, as compared to the same period last year resulted from (i) an increase in the U.S. of $161.2 million and (ii) an increase in International of $43.5 million. The growth in the U.S. was driven primarily by (i) an increase in volume and (ii) an increase in revenue per car due to fee optimization. The growth in International, after excluding positive fluctuations in currency exchange rates of $9.7 million, was driven primarily by an increase in volume offset by a minor decrease in revenue per car.
The following table presents a comparison of vehicle sales for the three and six months ended January 31, 2024 and 2023:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2024	2023	Change	% Change	2024	2023	Change	% Change
Vehicle sales
United States	$74,690	$82,196	$(7,506)	(9.1)%	$153,072	$179,387	$(26,315)	(14.7)%
International	83,714	84,731	(1,017)	(1.2)%	166,212	154,072	12,140	7.9%
Total vehicle sales	$158,404	$166,927	$(8,523)	(5.1)%	$319,284	$333,459	$(14,175)	(4.3)%

Vehicle Sales. The decrease in vehicle sales for the three months ended January 31, 2024 of $8.5 million, or 5.1%, as compared to the same period last year, resulted from (i) a decrease in the U.S. of $7.5 million and (ii) a decrease in International of $1.0 million. The decrease in the U.S. was primarily driven by a decrease in revenue per car due to lower auction selling prices, while performing favorably to the declining overall market trend, offset by an increase in volume. The decrease in international, after excluding positive fluctuations in currency exchange rates of $3.1 million, was primarily driven by a decrease in revenue per car due to lower auction selling prices, which we believe is due to change in mix of vehicles sold, offset by an increase in volume.
The decrease in vehicle sales for the six months ended January 31, 2024 of $14.2 million, or 4.3%, as compared to the same period last year, resulted from (i) a decrease in the U.S. of $26.3 million and (ii) an increase in International of $12.1 million. The decrease in the U.S. was primarily driven by (i) a decrease in revenue per car due to lower auction selling prices, while performing favorably to the declining overall market trend, and (ii) a decrease in volume as a result of a proactive approach to mitigate principle unit exposure. The growth in international, after excluding positive fluctuations in currency exchange rates of $8.7 million, was primarily driven by an increase in volume, offset by a decrease in revenue due to lower auction selling process, which we believe is due to a change in mix of vehicles sold.
The following table presents a comparison of yard operations expenses for the three and six months ended January 31, 2024 and 2023:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2024	2023	Change	% Change	2024	2023	Change	% Change
Yard operations expenses
United States	$343,689	$323,397	$20,292	6.3%	$693,283	$649,641	$43,642	6.7%
International	65,489	52,100	13,389	25.7%	124,396	98,633	25,763	26.1%
Total yard operations expenses	$409,178	$375,497	$33,681	9.0%	$817,679	$748,274	$69,405	9.3%

Yard operations expenses, excluding depreciation and amortization
United States	$309,147	$293,472	$15,675	5.3%	$625,626	$589,322	$36,304	6.2%
International	58,823	47,955	10,868	22.7%	111,742	90,522	21,220	23.4%

Yard depreciation and amortization
United States	$34,542	$29,925	$4,617	15.4%	$67,657	$60,319	$7,338	12.2%
International	6,666	4,145	2,521	60.8%	12,654	8,111	4,543	56.0%
Yard Operations Expenses. The increase in yard operations expense for the three months ended January 31, 2024 of $33.7 million, or 9.0%, as compared to the same period last year resulted from (i) an increase in the U.S. of $20.3 million, and (ii) an increase in International of $13.4 million. The increase in the U.S. compared to the same period last year relates to an increase in volume, an increase in cost to process a car driven by increase in labor costs, supplies, and bank charges and investment in Purple Wave. The increase in International, after excluding negative fluctuations in currency exchange rate of $2.2 million, is the result of an increase in volume which is partially offset by a decrease in cost to process a car. Included in yard operations expenses were depreciation and amortization expenses. The increase in yard operations depreciation and amortization expenses during the three months ended January 31, 2024 as compared to the same period last year resulted primarily from depreciating new and expanded facilities placed into service in the U.S and International.
The increase in yard operations expense for the six months ended January 31, 2024 of $69.4 million, or 9.3%, as compared to the same period last year resulted from (i) an increase in the U.S. of $43.6 million, and (ii) an increase in International of $25.8 million. The increase in the U.S. compared to the same period last year relates to an increase in volume which is partially offset by a decrease in cost to process a car which is primarily the result of the first quarter of fiscal year 2023 bearing the associated cost of Hurricane Ian of $25 million. The increase in International, after excluding negative fluctuations in currency exchange rate of $5.5 million, is the result of an increase in volume which is partially offset by a decrease in cost to process a car. Included in yard operations expenses were depreciation and amortization expenses. The increase in yard operations depreciation and amortization expenses during the six months ended January 31, 2024 as compared to the same period last year resulted primarily from depreciating new and expanded facilities placed into service in the U.S and internationally.

The following table presents a comparison of cost of vehicle sales for the three and six months ended January 31, 2024 and 2023:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2024	2023	Change	% Change	2024	2023	Change	% Change
Cost of vehicle sales
United States	$70,128	$79,040	$(8,912)	(11.3)%	$142,150	$171,480	$(29,330)	(17.1)%
International	76,691	75,687	1,004	1.3%	152,565	134,359	18,206	13.6%
Total cost of vehicle sales	$146,819	$154,727	$(7,908)	(5.1)%	$294,715	$305,839	$(11,124)	(3.6)%
Cost of Vehicle Sales. The decrease in cost of vehicle sales for the three months ended January 31, 2024 of $7.9 million, or 5.1%, as compared to the same period last year resulted from (i) a decrease in the U.S. of $8.9 million and (ii) an increase in International of $1.0 million. The decrease in the U.S. was primarily the result of a lower average purchase price due to change in the mix of vehicles sold, offset by an increase in volume. The increase in International of $1.0 million, after excluding the negative fluctuations of currency exchange rates of $2.8 million, was primarily due to an increase in volume offset by lower average purchase prices due to the change in mix of vehicles sold.
The decrease in cost of vehicle sales for the six months ended January 31, 2024 of $11.1 million, or 3.6%, as compared to the same period last year resulted from (i) a decrease in the U.S. of $29.3 million and (ii) an increase in International of $18.2 million. The decrease in the U.S. was primarily the result of a lower average purchase price due to change in mix of vehicles sold and a decrease in volume. The increase in International of $18.2 million, after excluding the negative fluctuations of currency exchange rates of $7.9 million, was primarily due to an increase in volume and higher average purchase prices due to the change in mix of vehicles sold.

The following table presents a comparison of general and administrative expenses for the three and six months ended January 31, 2024 and 2023:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2024	2023	Change	% Change	2024	2023	Change	% Change
General and administrative expenses
United States	$69,571	$49,328	$20,243	41.0%	$126,572	$96,865	$29,707	30.7%
International	14,681	11,647	3,034	26.0%	26,323	22,090	4,233	19.2%
Total general and administrative expenses	$84,252	$60,975	$23,277	38.2%	$152,895	$118,955	$33,940	28.5%

General and administrative expenses, excluding depreciation and amortization
United States	$65,769	$45,132	$20,637	45.7%	$118,949	$88,128	$30,821	35.0%
International	14,429	11,499	2,930	25.5%	25,831	21,785	4,046	18.6%

General and administrative depreciation and amortization
United States	$3,802	$4,196	$(394)	(9.4)%	$7,623	$8,738	$(1,115)	(12.8)%
International	252	148	104	70.3%	492	304	188	61.8%
General and Administrative Expenses. The increase in general and administrative expenses for the three months ended January 31, 2024 of $23.3 million, or 38.2%, as compared to the same period last year resulted from (i) an increase in the U.S of $20.2 million and (ii) an increase in International of $3.0 million. Excluding depreciation and amortization, the increase in the U.S. of $20.6 million resulted primarily from increases in labor costs, computer software, legal, marketing costs and the consolidation of Purple Wave. The increase in International of $2.9 million, after excluding the negative fluctuations in currency exchange rates of $0.6 million, resulted primarily from increase in labor costs and legal. Depreciation and amortization expenses for the three months ended January 31, 2024 as compared to the same period last year declined slightly driven from fully depreciating certain intangible and technology assets in the U.S.
The increase in general and administrative expenses for the six months ended January 31, 2024 of $33.9 million, or 28.5%, as compared to the same period last year resulted from (i) an increase in the U.S of $29.7 million and (ii) an increase in International of $4.2 million. Excluding depreciation and amortization, the increase in the U.S. of $30.8 million resulted primarily from increases in labor costs, legal costs, marketing, computer software, bank charges and consolidation of Purple Wave. The increase in International of $4.0 million, after excluding the negative fluctuations in currency exchange rates of $1.2 million, resulted primarily from increase in labor and legal costs. Depreciation and amortization expenses for the six months ended January 31, 2024 as compared to the same period last year declined slightly driven from fully depreciating certain intangible and technology assets in the U.S.
The following table summarizes total other expense for the three and six months ended January 31, 2024 and 2023:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2024	2023	Change	% Change	2024	2023	Change	% Change
Total other income	$30,853	$11,578	$19,275	166.5%	$58,786	$13,178	$45,608	346.1%
Other Expense. The increase in total other income for the three months ended January 31, 2024 of $19.3 million as compared to the same period last year was primarily due to higher interest income earned from T-bills and realized foreign currency gains offset by losses from equity method investments.
The increase in total other income for the six months ended January 31, 2024 of $45.6 million as compared to the same period last year was primarily due to higher interest income earned from T-bills and realized foreign currency gains offset by losses from equity method investments.
The following table summarizes income taxes for the three and six months ended January 31, 2024 and 2023:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2024	2023	Change	% Change	2024	2023	Change	% Change
Income taxes	$85,226	$83,426	$1,800	2.2%	$176,003	$150,681	$25,322	16.8%
Income Taxes. Our effective income tax rates were 20.8% and 22.1% for the three months ended January 31, 2024 and 2023, respectively, and 21.1% and 21.8% for the six months ended January 31, 2024 and 2023, respectively. The effective tax rates in the current and prior year were impacted by the recognition of excess tax benefits from stock-based compensation. The recognition of excess tax benefits from the exercise of employee stock options is $4.6 million and $0.1 million for the three months ended January 31, 2024 and 2023, respectively, and $5.7 million and $0.7 million for the six months ended January 31, 2024 and 2023, respectively.

Liquidity and Capital Resources
The following table presents a comparison of key components of our liquidity and capital resources at January 31, 2024 and July 31, 2023 and for the six months ended January 31, 2024 and 2023, respectively, excluding additional funds available to us through our Revolving Loan Facility:

(In thousands)	January 31, 2024	July 31, 2023	Change	% Change
Cash, cash equivalents, and restricted cash	$1,256,948	$957,395	$299,553	31.3%
Working capital	3,222,463	2,769,835	452,628	16.3%

	Six Months Ended January 31,
(In thousands)	2024	2023	Change	% Change
Operating cash flows	$537,039	$499,833	$37,206	7.4%
Investing cash flows	(247,680)	(242,369)	(5,311)	(2.2)%
Financing cash flows	6,448	15,334	(8,886)	(57.9)%

Capital expenditures and acquisitions	$(379,702)	$(256,719)	$(122,983)	(47.9)%

Cash, cash equivalents, and restricted cash and working capital increased $299.6 million and $452.6 million at January 31, 2024, respectively, as compared to July 31, 2023. Cash, cash equivalents, and restricted cash increased due to cash generated from operations, proceeds from sale of held to maturity securities and proceeds from stock option exercises not fully offset by capital expenditures. Working capital increased primarily from cash generated from operations and timing of cash receipts and payments, partially offset by capital expenditures, certain income tax benefits related to stock option exercises, and timing of cash payments. Cash equivalents consisted of bank deposits, U.S. Treasury Bills, and funds invested in money market accounts, which bear interest at variable rates.
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
As of January 31, 2024, $130.7 million of the $1.3 billion of cash, cash equivalents, and restricted cash was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., the repatriation of these funds could still be subject to the foreign withholding tax following the U.S. Tax Reform. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not require repatriation to fund our U.S. operations.
Net cash provided by operating activities increased for the six months ended January 31, 2024 as compared to the same period in 2023 due to higher volume and fee optimization. The change in operating assets and liabilities was primarily the result of an increase in cash provided by a decrease in income tax receivable of $59 million and an increase in accounts payable of $21 million. This is offset by cash used due to an increase in vehicle pooling of $7 million, increase in inventory of $11 million, and increase in prepaid expenses of $6 million.

Net cash used in investing activities increased for the six months ended January 31, 2024 as compared to the same period in 2023 due primarily due to increased capital expenditures. Our capital expenditures are primarily related to lease buyouts of certain facilities, acquiring land, opening and improving facilities, capitalized software development costs for new software for internal use and major software enhancements, and acquiring yard equipment. We continue to develop, expand and invest in new and existing facilities.
Net cash provided by financing activities decreased for the six months ended January 31, 2024 as compared to the same period in 2023 due primarily to an increase in proceeds from the exercise of stock options.
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
We had $0.0 million and $11.0 million outstanding borrowings under the Revolving Loan Facility as of January 31, 2024 and July 31, 2023, respectively. The Credit Agreement contains customary affirmative and negative covenants and we were in compliance with all covenants related to the Credit Agreement as of January 31, 2024.
Stock Repurchases
On September 22, 2011, our Board of Directors approved a 320 million share increase in the stock repurchase program, bringing the total current authorization to 784 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. We did not repurchase any shares of our common stock under the program during the six months ended January 31, 2024 or 2023. As of January 31, 2024, the total number of shares repurchased under the program was 458 million, and subject to applicable limitations under Delaware law, 326 million shares were available for repurchase under the program.

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

Contractual Obligations and Commitments
There have been no material changes during the six months ended January 31, 2024 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023, filed with the SEC on September 28, 2023.
Off-Balance Sheet Arrangements
As of January 31, 2024, we had no off-balance sheet arrangements other than a letter of credit and our funding commitments pursuant to surety bonds, none of which have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
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
Although no single customer accounted for more than 10% of our consolidated revenues during the six months ended January 31, 2024, a limited number of vehicle sellers historically have collectively accounted for a substantial portion of our revenues. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected revenues in those markets. There can be no assurance that our existing agreements will not be canceled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.
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
Capacity at our storage facilities varies from period to period and from region to region. For example, following adverse weather conditions in a particular area, our yards in that area may fill and limit our ability to accept additional salvage vehicles while we process existing inventories. For example, Hurricane Ida had, in certain quarters, an adverse effect on our operating results, in part because of yard capacity constraints in the impacted areas of the U.S. We regularly evaluate our capacity in all our markets and where appropriate, seek to increase capacity through the acquisition of additional land and yards. We may not be able to reach agreements to purchase independent storage facilities in markets where we have limited excess capacity, and zoning restrictions or difficulties and obtaining and maintaining use permits may limit our ability sustain and to expand our capacity through acquisitions of new land. Failure to have sufficient capacity at one or more of our yards could adversely affect our relationships with insurance companies or other sellers of vehicles, which could have an adverse effect on our consolidated results of operations and financial position.
Because the growth of our business has been due in large part to acquisitions and development of new facilities, the rate of growth of our business and revenues may decline if we are not able to successfully complete acquisitions and develop new facilities.
We seek to increase our sales and profitability through the acquisition of complementary businesses, additional facilities and the development of new facilities. For example, in fiscal 2021, we opened one new operational facility in Germany, one new operational facility in Spain, ten new operational facilities in the U.S., and acquired an operational facility in Des Moines, Iowa. In fiscal 2022, we opened one new operational facility in Canada, one new operational facility in Spain, and five new operational facilities in the U.S. In fiscal 2023, we opened one new operational facility in Brazil, one new operational facility in Germany, one new operational facility in Canada, and eight new operational facilities in the U.S. To date, in fiscal 2024, we have opened two new operational facilities in the U.K., one new operational facility in Spain, and one new operational facility in the U.S. As for strategic acquisitions of complementary businesses, we acquired National Powersport Auctions in fiscal 2017, and in fiscal 2022 we acquired Hills Motors (“Hills”) a used, or “green” parts recycler in the U.K. that has four operating facilities. In fiscal year 2024 we acquired Purple Wave, Inc. an online offsite heavy equipment auction company. Acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers, the availability of affordable financing in the capital markets and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approvals on acceptable terms. There can be no assurance that we will be able to:
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
Our executive officers, directors and their affiliates beneficially own, in the aggregate, more than 10% of our issued and outstanding common stock as of January 31, 2024. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended January 31, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulations S-K Item 408.

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
Date: February 27, 2024