Form 10-Q
period 2024-04-30
COPART INC
filed 2024-05-23
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 22, 2024, 962,297,603 shares of the registrant’s common stock were outstanding.

Copart, Inc.
Index to the Quarterly Report on Form 10-Q
April 30, 2024

Copart, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	April 30, 2024	July 31, 2023
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$1,089,995	$957,395
Investment in held to maturity securities	2,000,334	1,406,589
Accounts receivable, net	822,650	702,038
Vehicle pooling costs	125,001	123,725
Inventories	46,764	39,973
Income taxes receivable	23,402	6,574
Prepaid expenses and other assets	40,983	26,310
Total current assets	4,149,129	3,262,604
Property and equipment, net	3,073,090	2,844,339
Operating lease right-of-use assets	108,859	108,139
Intangibles, net	76,786	62,702
Goodwill	511,372	394,289
Other assets	91,396	65,806
Total assets	$8,010,632	$6,737,879
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$506,795	$440,810
Deferred revenue	28,761	26,117
Income taxes payable	7,388	4,374
Current portion of operating and finance lease liabilities	20,475	21,468
Total current liabilities	563,419	492,769
Deferred income taxes	92,014	89,492
Income taxes payable	67,455	69,193
Operating and finance lease liabilities, net of current portion	91,131	88,082
Long-term debt and other liabilities	427	10,903
Total liabilities	814,446	750,439
Commitments and contingencies
Redeemable non-controlling interest	24,933	—
Stockholders’ equity:
Preferred stock: $0.0001 par value - 5,000,000 shares authorized; none issued	—	—
Common stock: $0.0001 par value - 1,600,000,000 shares authorized; 962,268,657 and 957,344,162 shares issued and outstanding, respectively.	96	96
Additional paid-in capital	1,102,684	938,910
Accumulated other comprehensive loss	(156,807)	(141,006)
Retained earnings	6,225,280	5,189,440
Total stockholders’ equity	7,171,253	5,987,440
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$8,010,632	$6,737,879
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
Service revenues and vehicle sales:
Service revenues	$946,630	$847,249	$2,667,911	$2,363,886
Vehicle sales	180,629	174,582	499,913	508,041
Total service revenues and vehicle sales	1,127,259	1,021,831	3,167,824	2,871,927
Operating expenses:
Yard operations	438,873	378,958	1,256,552	1,127,232
Cost of vehicle sales	162,881	159,443	457,596	465,282
General and administrative	88,302	64,506	241,197	183,461
Total operating expenses	690,056	602,907	1,955,345	1,775,975
Operating income	437,203	418,924	1,212,479	1,095,952
Other income (expense):
Interest income, net	36,218	17,878	102,179	36,780
Other (expense) income, net	(1,309)	3,628	(8,484)	(2,096)
Total other income	34,909	21,506	93,695	34,684
Income before income taxes	472,112	440,430	1,306,174	1,130,636
Income tax expense	90,002	89,999	266,005	240,680
Net income	382,110	350,431	1,040,169	889,956
Less: Net income/(loss) attributable to redeemable noncontrolling interest	(181)	—	(284)	—
Net income attributable to Copart, Inc.	$382,291	$350,431	$1,040,453	$889,956

Basic net income per common share	$0.40	$0.37	$1.08	$0.93
Weighted average common shares outstanding	961,813	953,574	960,143	952,834

Diluted net income per common share	$0.39	$0.36	$1.07	$0.92
Diluted weighted average common shares outstanding	976,445	967,380	974,226	965,436
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2024	2023	2024	2023
Comprehensive income, net of tax:
Net income	$382,110	$350,431	$1,040,169	$889,956
Other comprehensive income:
Foreign currency translation adjustments	(11,528)	4,048	(15,801)	16,906
Comprehensive income	370,582	354,479	1,024,368	906,862
Less: Comprehensive income/(loss) attributable to redeemable noncontrolling interest	(181)	—	(284)	—
Comprehensive income attributable to Copart, Inc.	$370,763	$354,479	$1,024,652	$906,862
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Equity
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)			Redeemable Noncontrolling Interest
			Additional Paid-in Capital			Total Stockholders’ Equity
(In thousands, except share amounts)	Outstanding Shares	Amount			Retained Earnings
Balances at July 31, 2023	957,344,162	$96	$938,910	$(141,006)	$5,189,440	$5,987,440	$—
Net income	—	—	—	—	332,527	332,527	5
Currency translation adjustment	—	—	—	(36,353)	—	(36,353)	—
Acquisition of noncontrolling interest	2,499,993	—	112,075	—	—	112,075	25,217
Exercise of stock options, net of repurchased shares	331,358	—	8,123	—	(711)	7,412	—
Stock-based compensation	32,761	—	8,316	—	—	8,316	—
Balances at October 31, 2023	960,208,274	96	1,067,424	(177,359)	5,521,256	6,411,417	25,222
Net income/(loss)	—	—	—	—	325,635	325,635	(108)
Currency translation adjustment	—	—	—	32,080	—	32,080	—
Exercise of stock options, net of repurchased shares	828,799	—	5,359	—	(1,453)	3,906	—
Stock-based compensation	119,004	—	8,601	—	—	8,601	—
Shares issued for Employee Stock Purchase Plan	155,419	—	5,961	—	—	5,961	—
Balances at January 31, 2024	961,311,496	96	1,087,345	(145,279)	5,845,438	6,787,600	25,114
Net income/(loss)	—	—	—	—	382,291	382,291	(181)
Currency translation adjustment	—	—	—	(11,528)	—	(11,528)	—
Exercise of stock options, net of repurchased shares	872,081	—	6,895	—	(2,449)	4,446	—
Stock-based compensation	85,183	—	8,448	—	—	8,448	—
Shares issued for Employee Stock Purchase Plan	(103)	—	(4)	—	—	(4)	—
Balances at April 30, 2024	962,268,657	$96	$1,102,684	$(156,807)	$6,225,280	$7,171,253	$24,933
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Equity (Continued)
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital			Total Stockholders’ Equity
(In thousands, except share amounts)	Outstanding Shares	Amount			Retained Earnings
Balances at July 31, 2022	952,163,896	$96	$838,460	$(169,365)	$3,956,408	$4,625,599
Net income	—	—	—	—	245,848	245,848
Currency translation adjustment	—	—	—	(29,571)	—	(29,571)
Exercise of stock options, net of repurchased shares	151,108	—	1,061	—	(295)	766
Stock-based compensation	76,624	—	10,192	—	—	10,192
Balances at October 31, 2022	952,391,628	96	849,713	(198,936)	4,201,961	4,852,834
Net income	—	—	—	—	293,677	293,677
Currency translation adjustment	—	—	—	42,429	—	42,429
Exercise of stock options, net of repurchased shares	446,852	—	9,754	—	(536)	9,218
Stock-based compensation	60,702	—	10,131	—	—	10,131
Shares issued for Employee Stock Purchase Plan	229,114	—	5,363	—	—	5,363
Balances at January 31, 2023	953,128,296	96	874,961	(156,507)	4,495,102	5,213,652
Net income	—	—	—	—	350,431	350,431
Currency translation adjustment	—	—	—	4,048	—	4,048
Exercise of stock options, net of repurchased shares	1,014,218	—	16,405	—	(2,195)	14,210
Stock-based compensation	117,536	—	10,081	—	—	10,081
Balances at April 30, 2023	954,260,050	$96	$901,447	$(152,459)	$4,843,338	$5,592,422
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended April 30,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	1,040,169	$889,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt cost	139,178	115,320
Allowance for credit loss	2,513	1,480
Equity in losses of unconsolidated affiliates	2,580	5,446
Stock-based compensation	26,694	30,404
Gain on sale of property and equipment	(2,169)	(965)
Deferred income taxes	(3,093)	(3,236)
Changes in operating assets and liabilities:
Accounts receivable	(152,564)	(115,098)
Vehicle pooling costs	(1,784)	(7,300)
Inventories	(7,316)	14,870
Prepaid expenses, other current and non-current assets	(39,815)	(33,830)
Operating lease right-of-use assets and lease liabilities	1,377	595
Accounts payable and accrued liabilities	40,305	30,314
Deferred revenue	2,660	5,516
Income taxes receivable	(16,846)	49,430
Income taxes payable	1,454	22,731
Net cash provided by operating activities	1,033,343	1,005,633
Cash flows from investing activities:
Purchases of property and equipment	(373,104)	(346,524)
Cash acquired in connection with acquisition	17,662	—
Proceeds from sale of property and equipment	3,453	20,509
Investment in held to maturity securities	(2,478,505)	—
Proceeds from the sale of held to maturity securities	1,915,000	—
Investment in unconsolidated affiliate	(1,000)	(2,744)
Net cash used in investing activities	(916,494)	(328,759)
Cash flows from financing activities:
Proceeds from the exercise of stock options	20,377	27,220
Proceeds from the issuance of Employee Stock Purchase Plan shares	5,957	5,363
Payments for employee stock-based tax withholdings	(4,613)	(3,026)
Issuance of principal on revolver facility	—	21,481
Principal payments on revolver facility	(10,818)	—
Payments of finance lease obligations	(14)	(18)
Net cash provided by financing activities	10,889	51,020
Effect of foreign currency translation	4,862	2,053
Net increase in cash, cash equivalents, and restricted cash	132,600	729,947
Cash, cash equivalents, and restricted cash at beginning of period	957,395	1,384,236
Cash, cash equivalents, and restricted cash at end of period	1,089,995	$2,114,183
Supplemental disclosure of cash flow information:
Interest paid	$1,946	$1,586
Income taxes paid, net of refunds	$266,400	$171,438
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Notes to Consolidated Financial Statements
April 30, 2024
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
Principles of Consolidation
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature considered necessary for fair presentation of the Company’s financial position as of April 30, 2024 and July 31, 2023, its consolidated statements of income, comprehensive income, changes in redeemable noncontrolling interests and stockholders’ equity for the three and nine months ended April 30, 2024 and 2023, and its cash flows for the nine months ended April 30, 2024 and 2023. Interim results for the three and nine months ended April 30, 2024 are not necessarily indicative of the results that may be expected for any future period, or for the entire year ending July 31, 2024. These consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2023. Certain prior year amounts have been reclassified to conform to current year presentation.
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

	Three months ended April 30,		Nine Months Ended April 30,
(In thousands)	2024	2023	2024	2023
Service revenues
United States	830,680	$752,077	2,349,241	$2,109,467
International	115,950	95,172	318,670	254,419
Total service revenues	$946,630	$847,249	$2,667,911	$2,363,886
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

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2024	2023	2024	2023
Vehicle sales
United States	88,236	$81,681	241,307	$261,069
International	92,393	92,901	258,606	246,972
Total vehicle sales	$180,629	$174,582	$499,913	$508,041

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
The change in the carrying amount of contract assets was as follows (In thousands):

Balance as of July 31, 2023	$25,726
Capitalized contract assets during the period	32,260
Costs amortized during the period	(6,451)
Effect of foreign currency exchange rates	(65)
Balance as of April 30, 2024	$51,470
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
The cumulative effects of foreign currency exchange rate fluctuations were as follows (In thousands):

Cumulative loss on foreign currency translation as of July 31, 2022	$(169,365)
Gain (Loss) on foreign currency translation	28,359
Cumulative loss on foreign currency translation as of July 31, 2023	$(141,006)
Gain (Loss) on foreign currency translation	(15,801)
Cumulative loss on foreign currency translation as of April 30, 2024	$(156,807)
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

The amounts recorded for financial instruments in the Company’s consolidated financial statements, which included cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximated their fair values as of April 30, 2024 and July 31, 2023, due to the short-term nature of those instruments and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments.
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

(In thousands)	April 30, 2024
	Amortized Cost	Gross Unrealized Gains	Fair Value
Investment in held to maturity securities	$2,000,334	$18,075	$2,018,409

(In thousands)	July 31, 2023
	Amortized Cost	Gross Unrealized Gains	Fair Value
Investment in held to maturity securities	$1,406,589	$8,314	$1,414,903
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

NOTE 3 — Accounts Receivable, Net
Accounts receivable, net consisted of:

(In thousands)	April 30, 2024	July 31, 2023
Advance charges receivable	$616,324	$537,261
Trade accounts receivable	193,334	157,083
Other receivables	25,324	16,334
	834,982	710,678
Less: Allowance for credit loss	(12,332)	(8,640)
Accounts receivable, net	$822,650	$702,038
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
NOTE 4 — Property and Equipment, Net
Property and equipment, net consisted of the following:

(In thousands)	April 30, 2024	July 31, 2023
Land	$1,972,821	$1,812,001
Buildings and improvements	1,442,039	1,339,820
Transportation and other equipment	560,433	490,136
Office furniture and equipment	95,643	91,031
Software	98,667	89,575
	4,169,603	3,822,563
Less: Accumulated depreciation and amortization	(1,096,513)	(978,224)
Property and equipment, net	$3,073,090	$2,844,339
Depreciation expense on property and equipment was $47.4 million and $35.5 million for the three months ended April 30, 2024 and 2023, respectively, and $129.2 million and $109.2 million for the nine months ended April 30, 2024 and 2023, respectively.
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
Components of lease expense were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2024	2023	2024	2023
Operating lease expense	$6,333	$6,503	$19,445	$20,050
Finance lease expense:
Amortization of right-of-use assets	3	5	13	17
Interest on finance lease liabilities	—	1	—	1
Short-term lease expense	504	1,282	2,829	3,585
Variable lease expense	388	305	960	858
Total lease expense	$7,228	$8,096	$23,247	$24,511
Supplemental cash flow information related to leases as of April 30, 2024 was as follows:

	Nine Months Ended April 30,
(In thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$18,085	$19,507
Operating cash flows related to finance leases	—	1
Financing cash flows related to finance leases	14	18
Right-of-use assets obtained in exchange for new operating lease liabilities	23,972	12,872
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—
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
The cost of the leased space as of April 30, 2024 and July 31, 2023 was $50.3 million and $51.2 million, respectively. The accumulated depreciation associated with the leased assets as of April 30, 2024 and July 31, 2023 was $4.4 million and $3.8 million, respectively. Both the leased assets and accumulated depreciation are included in Property and equipment, net on the consolidated balance sheet. Rental income from these operating leases was $4.4 million and $4.0 million for the three months ended April 30, 2024 and 2023, respectively, and $13.0 million and $12.3 million for the nine months ended April 30, 2024 and 2023, respectively, and is included within Service revenues on the consolidated statements of income.
NOTE 6 – Goodwill and Intangible Assets
The following table sets forth amortizable intangible assets by major asset class:

(In thousands)	April 30, 2024	July 31, 2023
Amortized intangibles:
Supply contracts and customer relationships	$83,589	$84,614
Trade names	18,910	19,304
Licenses and databases	16,562	682
Indefinite-lived intangibles:
Trade names	16,718	7,443
Accumulated amortization	(58,993)	(49,341)
Intangibles, net	$76,786	$62,702

Aggregate amortization expense on amortizable intangible assets was $3.3 million and $1.9 million for the three months ended April 30, 2024 and 2023, respectively, and $10 million and $5.6 million for the nine months ended April 30, 2024 and 2023, respectively.
The change in the carrying amount of goodwill was as follows:

(In thousands)
Balance as of July 31, 2023	$394,289
Acquisitions during the period	120,634
Effect of foreign currency exchange rates	(3,551)
Balance as of April 30, 2024	$511,372
NOTE 7 – Long-Term Debt
Credit Agreement
On December 21, 2021, the Company entered into a Second Amended and Restated Credit Agreement by and among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent (the “Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement amends and restates certain terms of the First Amended and Restated Credit Agreement, dated as of July 21, 2020, by and among the Company, the lenders party thereto, and Bank of America, N.A., as administrative agent (as successor in interest to Wells Fargo Bank, National Association) (the “Existing Credit Agreement”). The Second Amended and Restated Credit Agreement provides for, among other things, (a) an increase in the secured revolving credit commitments by $200.0 million, bringing the aggregate principal amount of the revolving credit commitments under the Second Amended and Restated Credit Agreement (the “Revolving Loan Facility”) to $1,250.0 million, (b) an increase in the letter of credit sublimit from $60.0 million to $100.0 million, (c) addition of Copart UK Limited, CPRT GmbH and Copart Autos España, S.L.U., each a wholly-owned direct or indirect foreign subsidiary of the Company, as borrowers, (d) addition of the ability to borrow under the Second and Amended and Restated Credit Agreement in certain foreign currencies including Pounds Sterling, Euro and Canadian Dollars, (e) extension of the maturity date of the revolving credit facility under the Existing Credit Agreement from July 21, 2023 to December 21, 2026, (f) replacing the LIBOR interest rate applicable to U.S. Dollar denominated borrowings with a SOFR-based interest rate, and (g) changing the pricing levels with respect to the revolving loans as further described below.
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
Borrowings under the Second Amended and Restated Credit Agreement bear interest based on, at our option, either (1) the applicable fixed rate plus 1.00% to 1.75% or (2) the daily rate plus 0.0% to 0.75%, in each case, depending on the Company consolidated total net leverage ratio. Additionally, the unused revolving commitments under the Second Amended and Restated Credit Agreement are subject to the payment of a customary commitment fee at a range of 0.175% to 0.275%, depending on the Company consolidated total net leverage ratio. The applicable fixed rates described above with respect to borrowings denominated in (1) U.S. Dollars is SOFR plus certain “spread adjustments” described in the Second Amended and Restated Credit Agreement, (2) Pounds Sterling is SONIA plus certain “spread adjustments” described in the Second Amended and Restated Credit Agreement, (3) Euro is EURIBOR, and (4) Canadian Dollars is CDOR. The Company had $0.0 million and $11.0 million outstanding borrowings under the Revolving Loan Facility as of April 30, 2024 and July 31, 2023, respectively.
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
The Second Amended and Restated Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Second Amended and Restated Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of April 30, 2024, the consolidated total net leverage ratio was (1.61):1. Minimum liquidity available as of April 30, 2024 was $4.3 billion. Accordingly, the Company does not believe that the provisions of the Second Amended and Restated Credit Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Second Amended and Restated Credit Agreement as of April 30, 2024.
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
NOTE 8 – Fair Value Measurements
The following table summarizes the carrying values and fair values of the Company’s financial instruments that were not carried at fair value in the consolidated balance sheets:

	April 30, 2024		July 31, 2023
(In thousands)	Carrying Value Total	Fair Value Total	Carrying Value Total	Fair Value Total
Assets
Cash equivalents	$734,005	$736,806	$674,980	$677,515
Investment in held to maturity securities	2,000,334	2,018,409	1,406,589	1,414,903
Total Assets	$2,734,339	$2,755,215	$2,081,569	$2,092,418
Liabilities
Long-term fixed rate debt, including current portion	$—	$—	$11,006	$11,006
Total Liabilities	$—	$—	$11,006	$11,006
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

During the nine months ended April 30, 2024, no transfers were made between any levels within the fair value hierarchy.
NOTE 9 – Net Income Per Share
The table below reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2024	2023	2024	2023
Weighted average common shares outstanding	961,813	953,574	960,143	952,834
Effect of dilutive securities	14,632	13,806	14,083	12,602
Weighted average common and dilutive potential common shares outstanding	976,445	967,380	974,226	965,436
There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive earnings per share calculation were 631,147 and 3,451,940 options to purchase the Company’s common stock for the three months ended April 30, 2024 and 2023, respectively, and 1,937,294 and 15,946,536 options to purchase the Company’s common stock for the nine months ended April 30, 2024 and 2023, respectively, because their inclusion would have been anti-dilutive.

NOTE 10 – Stock-based Compensation
The Company recognizes compensation expense for stock option awards without a market condition on a straight-line basis over the requisite service period of the award. The following is a summary of activity for the Company’s stock options for the nine months ended April 30, 2024:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2023	17,825	$15.47	4.67	$512,045
Grants of options	1,031	49.60
Exercises	(2,047)	10.01
Forfeitures or expirations	—
Outstanding as of April 30, 2024	16,809	$18.23	4.52	$606,535
Exercisable as of April 30, 2024	14,279	$14.89	3.87	$562,931
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. The number of options that were in-the-money was 22,804,605 at April 30, 2024.
The Company grants option awards to certain executives that contain service and market conditions. The options will become exercisable over five years, subject to continued service by the executive, with 20% vesting on the first anniversary of the grant date and the balance vesting monthly over the subsequent four years. Separate and apart from the time-based vesting schedule, the options are also subject to a market condition requiring the trading price of the Company common stock on the Nasdaq Global Select Market to be greater than or equal to 125% of the exercise price of the options, determined both (i) at the time of any exercise, and (ii) based on the closing price on each of the twenty consecutive trading days preceding the date of any exercise. The exercise price of the options is equivalent to the closing price of the Company’s common stock on the grant date. The fair value of the awards is determined at the grant date using either Lattice or Monte Carlo model, risk-free interest rates ranging from 0.71% to 4.37%, estimated volatility ranging from 25.2% to 29.8%, and no expected dividends. The total estimated compensation expense to be recognized by the Company over the five-year service period for these options is $50.1 million and will be recognized using the accelerated attribution method over each vesting tranche of the award. The Company recognized $5.9 million and $9.7 million in compensation expense related to these awards in the nine months ended April 30, 2024 and 2023, respectively.

The following is a summary of activity for the Company’s stock option awards subject to market conditions for the nine months ended April 30, 2024:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2023	5,920	$24.37	7.43	$117,389
Grants of options	75	50.89
Exercises	—	—
Forfeitures or expirations	—	—
Outstanding as of April 30, 2024	5,995	$24.70	6.72	$177,526
Exercisable as of April 30, 2024	3,864	$23.14	6.45	$120,445

The table below sets forth the stock-based compensation recognized by the Company for stock options, restricted stock, and restricted unit awards:

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2024	2023	2024	2023
General and administrative	$7,201	$7,830	$21,693	$25,366
Yard operations	1,817	2,251	5,001	5,038
Total stock-based compensation	$9,018	$10,081	$26,694	$30,404
Additionally, Purple Wave, Inc. maintains an equity-based compensation plan for certain executives. Compensation cost attributable to Purple Wave, Inc. equity-based compensation plan was $1.3 million and $0 included in stock based compensation for the nine months ended April 30, 2024 and 2023, respectively.

The Company’s restricted stock awards (“RSA”) and restricted stock unit awards (“RSU”), and performance stock units (“PSU”) have generally been issued with vesting periods ranging from two years to five years. RSA and RSU vest solely on service conditions while PSU will vest over five years, when and if certain financial performance targets are met. Accordingly, the Company recognizes compensation expense for RSA and RSU awards on a straight-line basis over the requisite service period of the award. Compensation expense for PSU is recognized on an accelerated attribution method when the achievement of certain financial performance targets appear probable and is recognized over the remaining requisite service period.
The following is a summary of activity for the Company’s RSA, RSU and PSU for the nine months ended April 30, 2024:

(In thousands, except per share data)	Restricted and Performance Shares	Weighted Average Grant Date Fair Value
Outstanding as of July 31, 2023	800	$31.77
Grants	1,382	51.73
Vested	(278)	31.07
Forfeitures or expirations	(13)	34.02
Outstanding as of April 30, 2024	1,891	$46.45
NOTE 11 – Stock Repurchases
On September 22, 2011, the Company’s Board of Directors approved a 320 million share increase in the stock repurchase program, bringing the total current authorization to 784 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. The Company did not repurchase any shares of its common stock under the program during the nine months ended April 30, 2024 or 2023. As of April 30, 2024, the total number of shares repurchased under the program was 458 million, and subject to applicable limitations under Delaware law, 326 million shares were available for repurchase under the program.
NOTE 12 – Income Taxes
The Company’s effective income tax rates were 20.4% and 21.3% for the nine months ended April 30, 2024 and 2023, respectively, which differs from the U.S. statutory rate of 21% primarily due to state income taxes, deduction for Foreign Derived Intangible Income, and excess tax benefits associated with equity-based compensation.
The Company applies the provisions of the accounting standard for uncertain tax positions to its income taxes. For benefits to be realized, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.
The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is currently under examination by certain taxing authorities in the U.S. for fiscal years between 2019 and 2022. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company’s consolidated results of operations and financial position.
NOTE 13 – Recent Accounting Pronouncements
Pending
In March 2023 the FASB issued ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323), which allows the option for reporting entities to elect to account for their tax equity investments, using the proportional amortization method if certain conditions are met. The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company’s adoption of ASU 2023-02 is not expected to have a material impact on the Company’s consolidated results of operations and financial position.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Management is currently evaluating this ASU to determine its impact on the Company's disclosures.

On December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, primarily related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. Management is currently evaluating this ASU to determine its impact on the Company's disclosures.
NOTE 14 – Legal Proceedings
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
NOTE 15 – Segments and Other Geographic Reporting
The Company’s U.S. and International regions are considered two separate operating segments and are disclosed as two reportable segments. The segments represent geographic areas and reflect how the chief operating decision maker allocates resources and measures results, including total revenues and operating income.
The following table presents financial information by segment:

	Three Months Ended April 30, 2024			Three Months Ended April 30, 2023
(In thousands)	United States	International	Total	United States	International	Total
Service revenues	830,680	115,950	$946,630	$752,077	$95,172	$847,249
Vehicle sales	88,236	92,393	180,629	81,681	92,901	174,582
Total service revenues and vehicle sales	918,916	208,343	1,127,259	833,758	188,073	1,021,831
Yard operations	369,577	69,296	438,873	323,426	55,532	378,958
Cost of vehicle sales	81,312	81,569	162,881	74,951	84,492	159,443
General and administrative	75,096	13,206	$88,302	50,590	13,916	64,506
Operating income	$392,931	$44,272	$437,203	$384,791	$34,133	$418,924

Depreciation and amortization	$43,477	$7,256	$50,733	$32,918	$4,453	$37,371
Capital expenditures and acquisitions	72,186	15,629	87,815	79,633	10,172	89,805

	Nine Months Ended April 30, 2024			Nine Months Ended April 30, 2023
(In thousands)	United States	International	Total	United States	International	Total
Service revenues	2,349,241	318,670	$2,667,911	$2,109,467	$254,419	$2,363,886
Vehicle sales	241,307	258,606	499,913	261,069	246,972	508,041
Total service revenues and vehicle sales	2,590,548	577,276	3,167,824	2,370,536	501,391	2,871,927
Yard operations	1,062,859	193,693	1,256,552	973,067	154,165	1,127,232
Cost of vehicle sales	223,462	234,134	457,596	246,431	218,851	465,282
General and administrative	201,667	39,530	241,197	147,456	36,005	183,461
Operating income	$1,102,560	$109,919	$1,212,479	$1,003,582	$92,370	$1,095,952

Depreciation and amortization	$118,756	$20,402	$139,158	$101,974	$12,869	$114,843
Capital expenditures and acquisitions	372,178	95,339	467,517	305,344	41,180	346,524

	April 30, 2024			July 31, 2023
(In thousands)	United States	International	Total	United States	International	Total
Total assets	$7,034,960	$975,672	$8,010,632	$5,825,064	$912,815	$6,737,879
Goodwill	390,903	120,469	511,372	270,269	124,020	394,289

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Copart,” the “Company,” “we,” “us,” or “our” refer to Copart, Inc.
This Quarterly Report on Form 10-Q, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These factors include those listed in Part II, Item 1A. under the caption entitled “Risk Factors” in this Quarterly Report on Form 10-Q and those discussed elsewhere in this Quarterly Report on Form 10-Q. We encourage investors to review these factors carefully together with the other matters referred to herein, as well as in the other documents we file with the Securities and Exchange Commission (the “SEC”). We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the SEC. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us.
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
Our goals are to generate sustainable profits for our stockholders, while also providing environmental and social benefits for the world around us. With respect to our environmental stewardship, we believe our business is a critical enabler for the global re-use and recycling of vehicles, parts, and raw materials. We are not responsible for the carbon emissions resulting from new vehicle manufacturing, governmental fuel emissions standards or vehicle use by consumers. Each vehicle that enters our business operations already exists, with whatever fuel technology and efficiency it was designed and built to have, and the substantial carbon emissions associated with the vehicle’s manufacture have already occurred. However, upon our receipt of an existing vehicle, we help facilitate the decrease of its total environmental impact by extending its useful life and thereby avoiding the carbon emissions associated with the alternative of new vehicle and auto parts manufacturing. For example, many of the cars we process and remarket are subsequently restored to drivable condition, reducing the new vehicle manufacturing burden the world would otherwise face. Many of our cars are purchased by dismantlers, who recycle and refurbish parts for vehicle repairs, again reducing new and aftermarket parts manufacturing. And finally, some of our vehicles are returned to their raw material inputs through scrapping, reducing the need for further new resource extraction. In each of these cases, our business facilitates the reduction of the carbon and other environmental footprint of the global transportation industry.
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
Other Income and Expense: Other income consists primarily of interest income on U.S. Treasury Bills, foreign exchange rate gains and losses; gains and losses from the disposal of assets, which will fluctuate based on the nature of these activities each period; fees and interest expense on the credit facility, and earnings from unconsolidated affiliates.
Liquidity and Cash Flows: Our primary source of working capital is cash operating results. The primary source of our liquidity is our cash and cash equivalents and our revolving credit commitments under the Second Amended and Restated Credit Agreement (the “Revolving Loan Facility”). The primary factors affecting cash operating results are: (i) seasonality; (ii) market wins and losses; (iii) supplier mix; (iv) accident frequency; (v) total loss frequency; (vi) volume from our existing suppliers; (vii) commodity pricing; (viii) used car pricing; (ix) foreign currency exchange rates; (x) product mix; (xi) contract mix to the extent applicable; (xii) our capital expenditures; and (xiii) other macroeconomic factors. These factors are further discussed in “Results of Operations” below and in the “Risk Factors” sections of this Quarterly Report on Form 10-Q.
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
The following tables set forth operational facilities that we have opened and are now operational from August 1, 2022 through April 30, 2024:

United States Locations	Geographic Service Area	Date
Anchorage	Alaska	August 2022
Rapid City	South Dakota	August 2022
Kansas City	Missouri	September 2022
Grenada	Mississippi	January 2023
Windham	New Hampshire	March 2023
Las Vegas West	Nevada	June 2023
Akron	Ohio	July 2023
Wayland	Michigan	July 2023
Rutland	Vermont	August 2023

International Locations	Geographic Service Area	Date
Brasília, Brazil	Brazil	September 2022
Büdingen, Hesse	Germany	January 2023
Ottawa, Ontario	Canada	February 2023
Corby, England	United Kingdom	October 2023
Glasgow, Scotland	United Kingdom	December 2023
Alhendin, Granada	Spain	January 2024
Gloucester, England	United Kingdom	March 2024
In October 2023, we acquired a controlling interest in Purple Wave, Inc., an online offsite heavy equipment auction company (“Purple Wave”).
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

Results of Operations
The following table shows certain data from our consolidated statements of income expressed as a percentage of total service revenues and vehicle sales for the three and nine months ended April 30, 2024 and 2023:

	Three Months Ended April 30,		Nine Months Ended April 30,
(In percentages)	2024	2023	2024	2023
Service revenues and vehicle sales:
Service revenues	84%	83%	84%	82%
Vehicle sales	16%	17%	16%	18%
Total service revenues and vehicle sales	100%	100%	100%	100%

Operating expenses:
Yard operations	40%	37%	41%	39%
Cost of vehicle sales	14%	16%	14%	16%
General and administrative	8%	6%	8%	7%
Total operating expenses	62%	59%	63%	62%
Operating income	38%	41%	37%	38%
Other income (expense)	2%	2%	3%	1%
Income before income taxes	42%	43%	40%	39%
Income taxes	8%	9%	8%	8%
Net income	33%	34%	32%	31%
Comparison of the Three and Nine Months Ended April 30, 2024 and 2023
The following table presents a comparison of service revenues for the three and nine months ended April 30, 2024 and 2023:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2024	2023	Change	% Change	2024	2023	Change	% Change
Service revenues
United States	$830,680	$752,077	$78,603	10.5%	$2,349,241	$2,109,467	$239,774	11.4%
International	115,950	95,172	20,778	21.8%	318,670	254,419	64,251	25.3%
Total service revenues	$946,630	$847,249	$99,381	11.7%	$2,667,911	$2,363,886	$304,025	12.9%
Service Revenues. The increase in service revenues during the three months ended April 30, 2024 of $99.4 million, or 11.7%, as compared to the same period last year resulted from (i) an increase in the U.S. of $78.6 million and (ii) an increase in International of $20.8 million. The growth in the U.S. was driven primarily by an increase in volume and an increase in revenue per car due to fee optimization. The growth in International, after excluding positive fluctuations in currency exchange rates of $2.7 million, was driven primarily by an increase in volume offset by a minor decrease in revenue per car.
The increase in service revenues during the nine months ended April 30, 2024 of $304.0 million, or 12.9%, as compared to the same period last year resulted from (i) an increase in the U.S. of $239.8 million and (ii) an increase in International of $64.3 million. The growth in the U.S. was driven primarily by an increase in volume and an increase in revenue per car due to fee optimization. The growth in International, after excluding positive fluctuations in currency exchange rates of $12.3 million, was driven primarily by an increase in volume offset by a minor decrease in revenue per car.
The following table presents a comparison of vehicle sales for the three and nine months ended April 30, 2024 and 2023:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2024	2023	Change	% Change	2024	2023	Change	% Change
Vehicle sales
United States	$88,236	$81,681	$6,555	8.0%	$241,307	$261,069	$(19,762)	(7.6)%
International	92,393	92,901	(508)	(0.5)%	258,606	246,972	11,634	4.7%
Total vehicle sales	$180,629	$174,582	$6,047	3.5%	$499,913	$508,041	$(8,128)	(1.6)%

Vehicle Sales. The increase in vehicle sales for the three months ended April 30, 2024 of $6.0 million, or 3.5%, as compared to the same period last year, resulted from (i) an increase in the U.S. of $6.6 million and (ii) a decrease in International of $0.5 million. The increase in the U.S. was primarily driven by an increase in volume, offset by a decrease in revenue per car due to lower auction selling prices, while performing favorably to the declining overall market trend. The decrease in international, after excluding positive fluctuations in currency exchange rates of $1.6 million, was primarily driven by a decrease in revenue per car due to lower auction selling prices, which we believe is due to change in mix of vehicles sold, offset by an increase in volume.
The decrease in vehicle sales for the nine months ended April 30, 2024 of $8.1 million, or 1.6%, as compared to the same period last year, resulted from (i) a decrease in the U.S. of $19.8 million and (ii) an increase in International of $11.6 million. The decrease in the U.S. was primarily driven by a decrease in revenue per car due to lower auction selling prices, while performing favorably to the declining overall market trend, offset by an increase in volume. The growth in international, after excluding positive fluctuations in currency exchange rates of $10.2 million, was primarily driven by an increase in volume, offset by a decrease in revenue due to lower auction selling process, which we believe is due to a change in mix of vehicles sold.
The following table presents a comparison of yard operations expenses for the three and nine months ended April 30, 2024 and 2023:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2024	2023	Change	% Change	2024	2023	Change	% Change
Yard operations expenses
United States	$369,577	$323,426	$46,151	14.3%	$1,062,859	$973,067	$89,792	9.2%
International	69,296	55,532	13,764	24.8%	193,693	154,165	39,528	25.6%
Total yard operations expenses	$438,873	$378,958	$59,915	15.8%	$1,256,552	$1,127,232	$129,320	11.5%

Yard operations expenses, excluding depreciation and amortization
United States	$330,787	$294,604	$36,183	12.3%	$956,412	$883,925	$72,487	8.2%
International	62,286	51,264	11,022	21.5%	174,029	141,787	32,242	22.7%

Yard depreciation and amortization
United States	$38,790	$28,822	$9,968	34.6%	$106,447	$89,142	$17,305	19.4%
International	7,010	4,268	2,742	64.2%	19,664	12,378	7,286	58.9%
Yard Operations Expenses. The increase in yard operations expense for the three months ended April 30, 2024 of $59.9 million, or 15.8%, as compared to the same period last year resulted from (i) an increase in the U.S. of $46.2 million, and (ii) an increase in International of $13.8 million. The increase in the U.S. compared to the same period last year relates to an increase in volume, an increase in cost to process a car driven by increase in subhaul, labor costs, supplies, and bank charges and investment in Purple Wave. The increase in International, after excluding negative fluctuations in currency exchange rate of $1.4 million, is the result of an increase in volume which is partially offset by a decrease in cost to process a car. Included in yard operations expenses were depreciation and amortization expenses. The increase in yard operations depreciation and amortization expenses during the three months ended April 30, 2024 as compared to the same period last year resulted primarily from depreciating new and expanded facilities placed into service in the U.S and International.
The increase in yard operations expense for the nine months ended April 30, 2024 of $129.3 million, or 11.5%, as compared to the same period last year resulted from (i) an increase in the U.S. of $89.8 million, and (ii) an increase in International of $39.5 million. The increase in the U.S. compared to the same period last year relates to an increase in volume and an increase in cost to process a car driven by increase subhaul, labor costs, supplies, and bank charges and investment in Purple Wave. The increase in International, after excluding negative fluctuations in currency exchange rate of $6.8 million, is the result of an increase in volume which is partially offset by a decrease in cost to process a car. Included in yard operations expenses were depreciation and amortization expenses. The increase in yard operations depreciation and amortization expenses during the nine months ended April 30, 2024 as compared to the same period last year resulted primarily from depreciating new and expanded facilities placed into service in the U.S and internationally.

The following table presents a comparison of cost of vehicle sales for the three and nine months ended April 30, 2024 and 2023:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2024	2023	Change	% Change	2024	2023	Change	% Change
Cost of vehicle sales
United States	$81,312	$74,951	$6,361	8.5%	$223,462	$246,431	$(22,969)	(9.3)%
International	81,569	84,492	(2,923)	(3.5)%	234,134	218,851	15,283	7.0%
Total cost of vehicle sales	$162,881	$159,443	$3,438	2.2%	$457,596	$465,282	$(7,686)	(1.7)%
Cost of Vehicle Sales. The increase in cost of vehicle sales for the three months ended April 30, 2024 of $3.4 million, or 2.2%, as compared to the same period last year resulted from (i) an increase in the U.S. of $6.4 million and (ii) a decrease in International of $2.9 million. The increase in the U.S. was primarily the result of a lower average purchase price due to change in the mix of vehicles sold, offset by an increase in volume. The decrease in International after excluding the negative fluctuations of currency exchange rates of $1.3 million, was primarily due to an increase in volume offset by lower average purchase prices due to the change in mix of vehicles sold.
The decrease in cost of vehicle sales for the nine months ended April 30, 2024 of $7.7 million, or 1.7%, as compared to the same period last year resulted from (i) a decrease in the U.S. of $23.0 million and (ii) an increase in International of $15.3 million. The decrease in the U.S. was primarily the result of a lower average purchase price due to change in mix of vehicles sold, partially offset by an increase in volume. The increase in International of $15.3 million, after excluding the negative fluctuations of currency exchange rates of $8.9 million, was primarily due to an increase in volume and lower average purchase prices due to the change in mix of vehicles sold.
The following table presents a comparison of general and administrative expenses for the three and nine months ended April 30, 2024 and 2023:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2024	2023	Change	% Change	2024	2023	Change	% Change
General and administrative expenses
United States	$75,096	$50,590	$24,506	48.4%	$201,667	$147,456	$54,211	36.8%
International	13,206	13,916	(710)	(5.1)%	39,530	36,005	3,525	9.8%
Total general and administrative expenses	$88,302	$64,506	$23,796	36.9%	$241,197	$183,461	$57,736	31.5%

General and administrative expenses, excluding depreciation and amortization
United States	$70,409	$46,494	$23,915	51.4%	$189,358	$134,623	$54,735	40.7%
International	12,960	13,731	(771)	(5.6)%	38,792	35,515	3,277	9.2%

General and administrative depreciation and amortization
United States	$4,687	$4,096	$591	14.4%	$12,309	$12,833	$(524)	(4.1)%
International	246	185	61	33.0%	738	490	248	50.6%

General and Administrative Expenses. The increase in general and administrative expenses for the three months ended April 30, 2024 of $23.8 million, or 36.9%, as compared to the same period last year resulted from (i) an increase in the U.S of $24.5 million and (ii) a decrease in International of $0.7 million. Excluding depreciation and amortization, the increase in the U.S. of $23.9 million resulted primarily from increases in labor costs, computer software, legal, and the consolidation of Purple Wave. The decrease in International of $0.8 million after excluding the negative fluctuations in currency exchange rates of $0.2 million, resulted primarily from decrease in legal and bank charges, offset by an increase in labor costs. Depreciation and amortization expenses for the three months ended April 30, 2024 as compared to the same period last year slightly increased as result of new intangible and technology being placed in service in the U.S. and Internationally.
The increase in general and administrative expenses for the nine months ended April 30, 2024 of $57.7 million, or 31.5%, as compared to the same period last year resulted from (i) an increase in the U.S of $54.2 million and (ii) an increase in International of $3.5 million. Excluding depreciation and amortization, the increase in the U.S. of $54.7 million resulted primarily from increases in labor costs, legal costs, marketing, computer software, repairs and consolidation of Purple Wave. The increase in International of $3.3 million, after excluding the negative fluctuations in currency exchange rates of $1.4 million, resulted primarily from an increase in labor, lease, and utility costs offset by a decrease in bank charges. Depreciation and amortization expenses for the nine months ended April 30, 2024 as compared to the same period last year declined slightly driven from fully depreciating certain intangible and technology assets in the U.S.
The following table summarizes total other expense for the three and nine months ended April 30, 2024 and 2023:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2024	2023	Change	% Change	2024	2023	Change	% Change
Total other income	$34,909	$21,506	$13,403	62.3%	$93,695	$34,684	$59,011	170.1%
Other Expense. The increase in total other income for the three months ended April 30, 2024 of $13.4 million as compared to the same period last year was primarily due to higher interest income earned from U.S. Treasury Bills offset by realized and unrealized currency losses.
The increase in total other income for the nine months ended April 30, 2024 of $59.0 million as compared to the same period last year was primarily due to higher interest income earned from U.S. Treasury Bills and gains from sale of fixed assets offset by realized and unrealized foreign currency losses.
The following table summarizes income taxes for the three and nine months ended April 30, 2024 and 2023:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2024	2023	Change	% Change	2024	2023	Change	% Change
Income taxes	$90,002	$89,999	$3	—%	$266,005	$240,680	$25,325	10.5%
Income Taxes. Our effective income tax rates were 19.1% and 20.4% for the three months ended April 30, 2024 and 2023, respectively, and 20.4% and 21.3% for the nine months ended April 30, 2024 and 2023, respectively. The effective tax rates in the current and prior year were impacted by the recognition of excess tax benefits from stock-based compensation. The recognition of excess tax benefits from the exercise of employee stock options is $6.9 million and $4.4 million for the three months ended April 30, 2024 and 2023, respectively, and $12.6 million and $5.1 million for the nine months ended April 30, 2024 and 2023, respectively.

Liquidity and Capital Resources
The following table presents a comparison of key components of our liquidity and capital resources at April 30, 2024 and July 31, 2023 and for the nine months ended April 30, 2024 and 2023, respectively, excluding additional funds available to us through our Revolving Loan Facility:

(In thousands)	April 30, 2024	July 31, 2023	Change	% Change
Cash, cash equivalents, and restricted cash	$1,089,995	$957,395	$132,600	13.9%
Working capital	3,585,710	2,769,835	815,875	29.5%

	Nine Months Ended April 30,
(In thousands)	2024	2023	Change	% Change
Operating cash flows	$1,033,343	$1,005,633	$27,710	2.8%
Investing cash flows	(916,494)	(328,759)	(587,735)	(178.8)%
Financing cash flows	10,889	51,020	(40,131)	(78.7)%

Capital expenditures and acquisitions	$(467,517)	$(346,524)	$(120,993)	(34.9)%
Issuance of principal on revolver facility	—	21,481	(21,481)	(100.0)%

Cash, cash equivalents, and restricted cash and working capital increased $132.6 million and $815.9 million at April 30, 2024, respectively, as compared to July 31, 2023. Cash, cash equivalents, and restricted cash increased due to cash generated from operations, net proceeds from the sale and purchase of held to maturity securities and proceeds from stock option exercises not fully offset by capital expenditures and revolver facility payments. Working capital increased primarily from cash generated from operations and timing of cash receipts and payments, partially offset by capital expenditures, certain income tax benefits related to stock option exercises, and timing of cash payments. Cash equivalents consisted of bank deposits, U.S. Treasury Bills, and funds invested in money market accounts, which bear interest at variable rates.
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
As of April 30, 2024, $145.7 million of the $1.1 billion of cash, cash equivalents, and restricted cash was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., the repatriation of these funds could still be subject to the foreign withholding tax following the U.S. Tax Reform. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not require repatriation to fund our U.S. operations.
Net cash provided by operating activities increased for the nine months ended April 30, 2024 as compared to the same period in 2023 due to higher volumes and fee optimization. The change in operating assets and liabilities was primarily the result of an increase in cash provided by an increase in accounts payable of $9.9 million. This is offset by cash used due to an increase in inventory of $22.2 million and an increase of accounts receivable of $37.5 million.

Net cash used in investing activities increased for the nine months ended April 30, 2024 as compared to the same period in 2023 due primarily due to increased capital expenditures and purchase of U.S. treasury bills. Our capital expenditures are primarily related to lease buyouts of certain facilities, acquiring land, opening and improving facilities, capitalized software development costs for new software for internal use and major software enhancements, and acquiring yard equipment. We continue to develop, expand and invest in new and existing facilities.
Net cash provided by financing activities decreased for the nine months ended April 30, 2024 as compared to the same period in 2023 due primarily to a reduction of the receipt of proceeds from the exercise of stock options net against the repayment of the revolver facility.
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
On December 21, 2021, we entered into a Second Amended and Restated Credit Agreement by and among Copart, certain subsidiaries of Copart party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent (the “Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement amends and restates certain terms of the First Amended and Restated Credit Agreement, dated as of July 21, 2020, by and among Copart, the lenders party thereto, and Bank of America, N.A., as administrative agent (as successor in interest to Wells Fargo Bank, National Association) (the “Existing Credit Agreement”). The Second Amended and Restated Credit Agreement provides for, among other things, (a) an increase in the secured revolving credit commitments by $200.0 million, bringing the aggregate principal amount of the “Revolving Loan Facility” to $1,250.0 million, (b) an increase in the letter of credit sublimit from $60.0 million to $100.0 million, (c) addition of Copart UK Limited, CPRT GmbH and Copart Autos España, S.L.U., each one of our wholly-owned direct or indirect foreign subsidiaries, as borrowers, (d) addition of the ability to borrow under the Second and Amended and Restated Credit Agreement in certain foreign currencies including Pounds Sterling, Euro and Canadian Dollars, (e) extension of the maturity date of the revolving credit facility under the Existing Credit Agreement from July 21, 2023 to December 21, 2026, (f) replacing the LIBOR interest rate applicable to U.S. Dollar denominated borrowings with a Secured Overnight Financing Rate (“SOFR”) interest rate, and (g) changing the pricing levels with respect to the revolving loans as further described below.
We had $0.0 million and $11.0 million outstanding borrowings under the Revolving Loan Facility as of April 30, 2024 and July 31, 2023, respectively. The Credit Agreement contains customary affirmative and negative covenants and we were in compliance with all covenants related to the Credit Agreement as of April 30, 2024.
Stock Repurchases
On September 22, 2011, our Board of Directors approved a 320 million share increase in the stock repurchase program, bringing the total current authorization to 784 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. We did not repurchase any shares of our common stock under the program during the nine months ended April 30, 2024 or 2023. As of April 30, 2024, the total number of shares repurchased under the program was 458 million, and subject to applicable limitations under Delaware law, 326 million shares were available for repurchase under the program.

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

Contractual Obligations and Commitments
There have been no material changes during the nine months ended April 30, 2024 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023, filed with the SEC on September 28, 2023.
Off-Balance Sheet Arrangements
As of April 30, 2024, we had no off-balance sheet arrangements other than a letter of credit and our funding commitments pursuant to surety bonds, none of which have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
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
Based upon the Controls Evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported within the time periods specified by the SEC.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of Legal Proceedings that affect us, refer to the Notes to Unaudited Consolidated Financial Statements, Note 14 – Legal Proceedings included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Although no single customer accounted for more than 10% of our consolidated revenues during the nine months ended April 30, 2024, a limited number of vehicle sellers historically have collectively accounted for a substantial portion of our revenues. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected revenues in those markets. There can be no assurance that our existing agreements will not be canceled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.
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
We seek to increase our sales and profitability through the acquisition of complementary businesses, additional facilities and the development of new facilities. For example, in fiscal 2021, we opened one new operational facility in Germany, one new operational facility in Spain, ten new operational facilities in the U.S., and acquired an operational facility in Des Moines, Iowa. In fiscal 2022, we opened one new operational facility in Canada, one new operational facility in Spain, and five new operational facilities in the U.S. In fiscal 2023, we opened one new operational facility in Brazil, one new operational facility in Germany, one new operational facility in Canada, and eight new operational facilities in the U.S. To date, in fiscal 2024, we have opened two new operational facilities in the U.K., one new operational facility in Spain, and one new operational facility in the U.S. As for strategic acquisitions of complementary businesses, we acquired National Powersport Auctions in fiscal 2017, and in fiscal 2022, we acquired Hills Motors, a used, or “green” parts recycler in the U.K. that has four operating facilities. In fiscal year 2024, we acquired Purple Wave, Inc. an online offsite heavy equipment auction company. Acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers, the availability of affordable financing in the capital markets and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approvals on acceptable terms. There can be no assurance that we will be able to:
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
We are subject to federal, state and international laws, directives, and regulations relating to the collection, use, retention, disclosure, security, and transfer of personal data. These laws, directives, and regulations, and their interpretation and enforcement continue to evolve and may be inconsistent from jurisdiction to jurisdiction. For example, the General Data Protection Regulation (“GDPR”), which went into effect in the European Union on May 25, 2018, applies to all of our activities conducted from an establishment in the European Union and may also apply to related products and services that we offer to European Union users. Similarly, the California Consumer Privacy Act, or AB375 as amended (“CCPA”), the Brazilian General Data Protection Law (“LGPD”), and similar recently enacted laws, create new data privacy rights for individuals. Complying with the GDPR, the CCPA, the LGPD, and similar emerging and changing privacy and data protection requirements may cause us to incur substantial costs or require us to change our business practices. Noncompliance with our legal obligations relating to privacy and data protection could result in penalties, legal proceedings by governmental entities or others, and significant legal and financial exposure and could affect our ability to retain and attract customers. Any of the risks described above could adversely affect our consolidated results of operations and financial position.
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
Our executive officers, directors and their affiliates beneficially own, in the aggregate, more than 10% of our issued and outstanding common stock as of April 30, 2024. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.
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
Macroeconomic factors that affect oil prices and the automobile and commodity markets can have adverse effects on our revenues, revenue growth rates (if any), and operating results. Significant increases in the cost of fuel could lead to a reduction in miles driven per car and a reduction in accident rates. A material reduction in accident rates, whether due to, among other things, a reduction in miles driven per car, vehicle-related technological advances such as accident avoidance systems and, to the extent widely adopted, the advent of autonomous vehicles, could have a material impact on revenue growth. Similarly, a reduction in total loss frequency rates, due to among other things, sharp increases in used car prices that make it less economical for insurance company sellers to declare a vehicle involved in an accident a total loss, could also have a material impact on revenue growth. In addition, under our Percentage Incentive Program contracts, (the “PIP”), the cost of transporting the vehicle to one of our facilities is included in the PIP fee. We may incur increased fees, which we may not be able to pass on to our vehicle sellers. A material increase in transportation rates could have a material impact on our operating results. Volatility in fuel, commodity, and used car prices could have a material adverse effect on our revenues and revenue growth rates in future periods.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended April 30, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulations S-K Item 408.

ITEM 6. EXHIBITS
a)Exhibits

3.1	Amended and Restated Certificate of Incorporation of Copart, Inc. (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on November 2, 2022)
3.2	Amended and Restated Bylaws of Copart, Inc. (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on March 12, 2024)
10.1	Corporate Aircraft Personal Use Policy (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 12, 2024)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Date File, formatted in Inline Extensible Business Reporting Language (iXBRL) and contained in Exhibit 101
*	Filed herewith
**	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COPART, INC.

/s/ LEAH STEARNS
Leah Stearns, Chief Financial Officer
(Principal Financial and Accounting Officer and duly Authorized Officer)
Date: May 23, 2024