Form 10-K
period 2024-07-31
COPART INC
filed 2024-09-30
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant as of January 31, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was $41,839,136,068 based upon the closing sales price reported for such date on the NASDAQ Global Select Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.
As of September 26, 2024, 963,287,376 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, also referred to in this Annual Report on Form 10-K as our Proxy Statement, which will be filed with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of July 31, 2024, have been incorporated by reference in Part III hereof. Except with respect to the information specifically incorporated by reference, the Proxy Statement is not deemed to be filed as a part hereof.

Copart, Inc.
Index to the Annual Report on Form 10-K
For the Fiscal Year Ended July 31, 2024 TABLE OF CONTENTS
ii

PART I

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended July 31, 2024, or this Form 10-K, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “outlook,” “project,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These factors include those listed in Part I, Item 1A under the caption entitled “Risk Factors” in this Form 10-K and those discussed elsewhere in this Form 10-K. Unless the context otherwise requires, references in this Form 10-K to “Copart,” the “Company,” “we,” “us,” or “our” refer to Copart, Inc. We encourage investors to review these factors carefully together with the other matters referred to herein, as well as in the other documents we file with the Securities and Exchange Commission (the “SEC”). We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the SEC. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us.

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

Copart®, BID4U®, CI & Design®, DRIVE Auto Auctions™, 1-800 CAR BUYER®, CA$HFORCARS.COM®, COPART & DESIGN®, VB3 & DESIGN®, VB3®, National Powersports Auctions™, NPA™, Purple Wave Auction™, and CrashedToys.com® are trademarks of Copart, Inc. or one of its direct or indirect wholly-owned subsidiaries. This Form 10-K also includes other trademarks of Copart and of other companies.

Overview

We are a leading global provider of online auctions and vehicle remarketing services with operations in the United States (“U.S.”), the United Kingdom (“U.K.”), Germany, Brazil, Canada, the United Arab Emirates (“U.A.E.”), Spain, Finland, Oman, the Republic of Ireland, and Bahrain.

Our goals are to generate sustainable profits for our stockholders, while also providing environmental and social benefits for the world around us. With respect to our environmental stewardship, we believe our business is a critical enabler for the global re-use and recycling of vehicles, parts, and raw materials. We are not responsible for the carbon emissions resulting from new vehicle manufacturing, governmental fuel emissions standards or vehicle use by consumers. Each vehicle that enters our business operations already exists, with whatever fuel technology and efficiency it was designed and built to have, and the substantial carbon emissions associated with the vehicle’s manufacture have already occurred. However, upon our receipt of an existing vehicle, we help facilitate the decrease of its total environmental impact by extending its useful life and thereby avoiding the carbon emissions associated with the alternative of new vehicle and auto parts manufacturing. For example, many of the cars we process and remarket are subsequently restored to drivable condition, reducing the new vehicle manufacturing burden the world would otherwise face. Many of our cars are purchased by dismantlers, who recycle and refurbish parts for vehicle repairs, again reducing new and aftermarket parts manufacturing. Finally, some of our vehicles are returned to their raw material inputs through scrapping, thereby reducing the need for further new resource extraction. In each of these cases, our business facilitates the reduction of the carbon and other environmental footprint of the global transportation industry.

Beyond our environmental stewardship, we also support the world’s communities in two important ways. First, we believe that we contribute to economic development and well-being by enabling more affordable access to mobility around the world. For example, many of the automobiles sold through our auction platform are purchased for use in developing countries where affordable transportation is a critical enabler of education, health care, and well-being. Secondly, we believe we play an important role in the communities we serve through our response to and management of catastrophic weather events. This includes our investments in equipment and infrastructure which support our overall disaster recovery efforts. For example, we mobilized our people, and engaged with a multitude of service providers to timely retrieve, store, and remarket tens of thousands of flood-damaged vehicles in South Florida in the wake of Hurricane Ian in the fall of 2022.

We provide vehicle sellers with a full range of services to process and sell vehicles primarily over the internet through our Virtual Bidding Third Generation internet auction-style sales technology, which we refer to as VB3. Vehicle sellers consist primarily of insurance companies, but also include dealers, individuals, charities, rental, banks, finance companies, and fleet operators. We obtained 81%, 83%, and 80% of the total number of vehicles processed during fiscal 2024, 2023, and 2022, respectively, from insurance company sellers. We sell the vehicles principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers, exporters, and to the general public. The majority of the vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss; not economically repairable by the insurance companies; or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. We offer vehicle sellers a full range of services that help expedite each stage of the vehicle sales process, minimize administrative and processing costs, and maximize the ultimate sales price through the online auction process.

In the U.S., Canada, Brazil, the Republic of Ireland, Finland, the U.A.E., Oman, and Bahrain, we sell vehicles primarily as an agent and derive revenue primarily from auction and auction-related sales transaction fees charged for vehicle remarketing services as well as fees for services subsequent to the auction, such as delivery and storage. In the U.K., Germany, and Spain we operate both as an agent and on a principal basis, in some cases purchasing salvage vehicles outright and reselling the vehicles for our own account. In the U.K. we recognize revenue on a principal basis from selling dismantled parts through Green Parts Specialist (“GPS”). In Germany and Spain, we also derive revenue from listing vehicles on behalf of insurance companies and insurance experts to determine the vehicle’s residual value and/or to facilitate a sale for the insured.

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

We believe our virtual auction platform increases the pool of available buyers for each sale, which brings added competition and an increase in the amount that buyers are willing to pay for vehicles. We also believe that it improves the efficiency of our operations by eliminating the expense and capital requirements which would be associated with holding live auctions.

For fiscal 2024, sales of U.S. vehicles, on a unit basis, to members registered outside the state where the vehicle was located accounted for 68.4% of total vehicles sold; of which 30.4% of vehicles were sold to out of state members within the U.S. and 38.0% were sold to International members, based on the IP address utilized during the auction process.

We believe that we offer the highest level of service in the auction and vehicle remarketing industry and have established our leading market position by:
•providing a virtual platform that facilitates seller access to buyers around the world, reducing towing and third-party storage expenses, offering a local presence for vehicle inspection stations, and providing prompt response to catastrophes and natural disasters by specially trained teams;

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

Historically, we believe our business has grown as a result of (i) acquisitions, (ii) increases in overall volume in the salvage car market, (iii) growth in market share, (iv) increases in the amount of revenue generated per sales transaction resulting from increases in the gross selling price and the addition of value-added services for both members and sellers, and (v) growth in non-insurance company sellers. For fiscal 2024, our revenues were $4.2 billion and our operating income was $1.6 billion.

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

In fiscal 2024, we opened three new operational facilities in the U.K., one new operational facility in Spain, one new operational facility in Canada, and four new operational facility in the U.S.

Our service revenues consist of auction and auction-related sales transaction fees charged for vehicle remarketing services. These auction and auction-related services may include a combination of the following: vehicle purchasing fees: vehicle listing fees; vehicle selling fees that can be based on a predetermined percentage of the vehicle sales price, tiered vehicle sales price fees, or at a fixed fee based on the sale of each vehicle regardless of the selling price of the vehicle; transportation fees for the cost of transporting the vehicle to or from our facility; title processing and preparation fees; vehicle storage fees; bidding fees; and vehicle loading fees. These fees are recognized as net revenue (not gross vehicle selling price) at the time of auction in the amount of such fees charged. Purchased vehicle revenue includes the gross sales price of the vehicles which we have purchased or are otherwise considered to own. We have certain contracts with insurance companies, primarily in the U.K., in which we act as a principal, purchasing vehicles and reselling them for our own account. We also purchase vehicles in the open market, primarily from individuals, and resell them for our own account.

Operating costs consist primarily of: (i) labor (operating personnel at yards); (ii) transportation (miles traveled and fuel rates); (iii) facilities (maintenance, property-related taxes, rent, and insurance); (iv) other (marketing and auction related costs); and (v) costs of vehicles sold. General and administrative expenses consist primarily of executive management, accounting, data processing, sales personnel, professional services, marketing expenses, and technology enhancements and maintenance.

Industry Overview

The auction and vehicle remarketing services industry provides a venue for sellers to dispose of or liquidate vehicles to a broad domestic and international buyer pool. Sellers generally auction or sell their vehicles on a consignment basis either for a fixed fee or a percentage of the sales price. Occasionally, companies in our industry purchase vehicles from the largest segment of sellers, insurance companies, and resell the vehicles for their own account. The vehicles are usually purchased at a price based on the vehicles’ estimated pre-accident value (“PAV”) and the extent of damage. Vehicle remarketers typically operate from multiple facilities where vehicles are processed, viewed, stored and released to the buyer. While companies in this industry remarket vehicles through a physical auction or a hybrid internet and physical auction, we sell virtually all our vehicles on our virtual marketplace platform VB3, thus eliminating the requirement for buyers to travel to an auction location to participate in the sales process.

Although there are other sellers of vehicles, such as dealers, individuals, charities, rental, banks, finance companies, and fleet operators, our primary sellers of vehicles are insurance companies.

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

Automobile manufacturers continuously incorporate new standard features, including: unibody construction utilizing exotic metals; passenger safety cages with surrounding crumple zones to absorb impacts; plastic and ceramic components; airbags; adaptive headlights; computer and navigation systems; advanced cameras, including backup camera systems; collision warning systems; dynamic cruise control; lane departure warning systems; automatic braking; blind spot detection systems; and electrification of drivetrains. We believe that one effect of these additional features is that newer vehicles involved in accidents are more costly to repair and, accordingly, more likely to be deemed a total loss for insurance purposes.

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
•the ability to respond to natural disasters;
•geographic coverage;
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

The salvage vehicle is stored at one of our facilities until ownership documents are transferred from the insured vehicle owner and the title to the vehicle is cleared through the appropriate state’s motor vehicle regulatory agency (“DMV”). In the U.S., total loss vehicles may be sold in most states only after obtaining a salvage title from the DMV. Upon receipt of the appropriate documentation from the DMV, which is generally received within 45 to 60 days of vehicle pick-up, the vehicle is sold either on behalf of the insurance company or for our own account, depending on the terms of the contract. In the U.K., upon release of interest by the vehicle owner, the insurance company notifies us that the vehicle is available for sale.

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

Expand Our Service Offerings to Sellers and Members

Over the past several years, we have expanded our available service offerings to vehicle sellers and members. The primary focus of these new service offerings is to maximize returns to our sellers and maximize product value to our members. This includes, for our sellers, real-time access to sales data over the internet, the ability to respond on a national scale, and for our members, the implementation of VB3 real-time bidding at substantially all of our facilities, thereby permitting members at any location worldwide to participate in the sales at our yards. We plan to continue to refine and expand our services, including offering software that can assist our sellers in expediting claims and salvage management tools that help sellers integrate their systems with ours.

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
•expedited process to assess total loss through our Total Loss Express 360 and Rapid Total Loss AI tools;
•title procurement and loan payoff services offered through Title Express;
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

We strive to integrate all new facilities and companies, when appropriate, into our existing network without disruption of service to vehicle sellers. We typically retain existing employees at acquired facilities in order to retain knowledge about, and respond to, the local market.

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

Our Business Segments

Our U.S. and International regions are considered two separate operating segments and are disclosed as two reportable segments. The segments represent geographic areas and reflect how the chief operating decision maker allocates resources and measures results, including total revenues, operating income and income before income taxes. For the year ended July 31, 2024, we generated 81.8% of our revenue in our U.S. segment and 18.2% in our international segment. Geographic information as well as comparative segment revenues and related financial information pertaining to the U.S. and International segments for the years ended July 31, 2024, 2023 and 2022 are presented in the tables in Note 14 — Segments and Other Geographic Reporting, to the Notes to Consolidated Financial Statements, which are included elsewhere in this Form 10-K.

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

Estimating Services

We offer vehicle sellers in the U.K. estimating services for vehicles taken to our facilities. Estimating services provide our insurance company sellers repair estimates, which allow the insurance company to determine if the vehicle is a total loss vehicle. If the vehicle is determined to be a total loss, it is generally assigned to us to sell.

End-of-Life Vehicle Processing

In the U.K., we are an authorized treatment facility for the disposal of end-of-life vehicles.

Transportation Services

In the U.S. segment, we perform transportation services through a combination of third-party vehicle transport companies and our fleet. We maintain contracts with third-party vehicle transport companies, which enable us to pick up most of our sellers’ vehicles within 24 hours. Our national network and transportation capabilities provide cost and time savings to our vehicle sellers and offer timely vehicle pick up and prompt response to catastrophes and natural disasters in the U.S. In the International segment, we perform transportation services through a combination of our fleet and third-party vehicle transport companies. Our international network and transportation capabilities provide cost and time savings to our vehicle sellers throughout the U.K. Europe, Canada, Brazil and Middle east market.

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

Title Express

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

Sales Process

We offer a flexible and unique sales process designed to maximize the sale prices of the vehicles utilizing VB3. VB3 opens our sales process to members and the general public to view auctions via our website and our mobile application anywhere in the world where internet access is available. The VB3 technology and model employs a two-step bidding process. The first step is an open preliminary bidding feature that allows a member to enter bids either over the internet during the preview days. To improve the effectiveness of bidding, the VB3 system lets a member see the current high bid on the vehicle they want to purchase. The preliminary bidding step is an open bid format similar to eBay®. Members enter the maximum price they are willing to pay for a vehicle and VB3’s BID4U feature will incrementally bid the vehicle on their behalf during all steps of the auction. Preliminary bidding ends at a specified time prior to the start of a second bidding step, an internet-only virtual auction. This second step allows bidders the opportunity to bid against each other and the highest preliminary bidder. The bidders enter bids via the internet in real time, and then BID4U submits bids for the highest preliminary bidder, up to their maximum bid. When bidding stops, a countdown is initiated. If no bids are received during the countdown or any extensions, the vehicle sells to the highest bidder.

BluCar

We provide financial institutions, fleet and rental car companies with an efficient method to sell their vehicles. We have a dedicated team of employees that support the processing and remarketing of BluCar vehicles.

Copart Dealer Services

We provide franchise and independent dealers with a convenient method to sell their trade-ins through any of our facilities. We have a dedicated team of employees in the U.S. that target these dealers and work with them throughout the sales process.

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

National Powersport Auctions

In the U.S., we provide wholesale powersport vehicle remarketing services through live and online auction platforms to dealers, financial institutions and Original Equipment Manufacturers through our subsidiary National Powersport Auctions (“NPA”). Powersports include for example motorcycles, recreational vehicles, boats and RVs. NPA also offers comprehensive data services including the NPA Value GuideTM, which we believe is the industry’s most accurate wholesale valuation tool. NPA corporate offices are located in San Diego, California; and they operate from locations throughout the United States.

Purple Wave Inc.

In the U.S., through our majority ownership of Purple Wave Inc. (“Purple Wave”) we provide wholesale construction, agriculture, and fleet remarketing services through no-reserve online auctions at www.purplewave.com, selling such items directly from the sellers location. Purple Wave Inc. offers a range of services including appraisals, listings, marketing, and post auction shipping. The Purple Wave corporate office is located in Manhattan, Kansas.

Copart Recycling

In the U.K., we have two facilities for U-Pull It from which the public can purchase parts from salvaged and end-of-life vehicles. In general, the buyer is responsible for detaching the parts from the vehicle and any associated hauling or transportation of the parts after detachment. After the valuable parts have been removed by the buyer, the remaining parts and car body are sold for their scrap value. We also operate GPS which dismantles vehicles and sells used parts.

Copart 360

We pioneered posting vehicle images online for buyers in 2001, and we have been improving the technology to provide top quality photos since then. In July 2020, we enhanced online images and videos by launching Copart 360 (“C360”), our proprietary technology that captures clear 360-degree views of interiors and exteriors of cars, trucks, and vans across U.S. Copart locations. This capability was expanded to the U.K. in fiscal 2021. Interested buyers can view everything from the backseat to the dashboard to the tires by clicking the 360° icon under vehicle images on select lot details pages on Copart.com. Buyers can also zoom in and out or expand to full screen on computers or mobile devices.

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

Sales

We process vehicles from hundreds of different vehicle sellers. No single customer accounted for more than 10% of our consolidated revenues for fiscal 2024, 2023, or 2022 and our business does not depend on any particular customer to remain profitable. We obtained 81%, 83%, and 80% of the total number of vehicles processed during fiscal 2024, 2023, and 2022, respectively, from insurance company sellers.

We typically contract with the national, regional or branch office of an insurance company or other vehicle sellers. The agreements are customized to each vehicle seller’s needs and often provide for the disposition of different types of salvage vehicles by differing methods. Our arrangements generally provide that we will sell total loss and recovered stolen vehicles generated by the vehicle seller in a designated geographic area.

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

Members

We maintain a database of approximately 1 million registered members (“buyers”) in the vehicle dismantling and recycling, rebuilding, used vehicle dealer and export industries, as well as members that are a part of the general public, where applicable. We believe that we have established a broad international and domestic buyer base by providing members with a variety of programs and services. To become a registered member, a person or business must complete a basic application either online or through our mobile application. Before any member may purchase a vehicle, they must provide copies of current government issued photo identification. Additionally, business members must provide current business information, including copies of licenses, which may include vehicle dismantler, dealer, resale, repair or export licenses, and as needed, completed sales tax exemption certificates. Registration entitles a member to transact business at any of our auctions, subject to local licensing and permitting requirements. We may sell to the general public either directly or members may purchase a vehicle offered at Copart through a registered broker who meets local licensing and permitting requirements. Strict admission procedures are intended to prevent frivolous bids that will not result in a completed sale. We market to members online and via email notifications, sales notices, telemarketing, direct mail, in-location marketing, search engines, social media, radio, television, trade publications, and participation in trade show events.

Competition

We face significant competition from other remarketers of both salvage and non-salvage vehicles. Against these other vehicle remarketers, we face competition for long-term contractual commitments and various supply agreements with sellers, in addition to competition for the acquisition of vehicle storage facilities. We believe our principal competitors include vehicle auction and sales companies and vehicle dismantlers. These national, regional, and local competitors may have established relationships with vehicle sellers and buyers and may have financial resources that are greater than ours. The largest national or regional vehicle auctioneers in the U.S. include Ritchie Bros. (including its subsidiary Insurance Auto Auctions, Inc.); Carvana, Openlane, Manheim, Inc. and ACV Auctions Inc. The largest national dismantler in the U.S. is LKQ Corporation (“LKQ”). LKQ, in addition to trade groups of dismantlers such as the American Recycling Association, United Recyclers Group LLC and other regional and local dismantlers, may purchase salvage vehicles directly from insurance companies, thereby bypassing vehicle remarketing companies like Copart entirely. In our International markets, our principal competitors are vehicle auction and sales companies, vehicle dismantlers, and privately-held independent remarketers.

Management Information Systems

Our primary yard management information system consists of a series of IBM AS/400 mainframe computer systems and other servers which run our proprietary software developed to process salvage sales vehicles throughout the auction process. This system is integrated with the internet to enable buyers to view salvage vehicles and bid on them. It can also be integrated with the seller’s system and enables the sellers to monitor their vehicles and analyze the progression of vehicles through the auction process. Our VB3 auction platform is served by an array of identical high-density, high-performance servers. Each individual sale is configured to run on an available server in the array and can be rapidly provisioned to any other available server in the array as required.

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

We have a proprietary enterprise operating system that provides multi-language and multi-currency capabilities, thereby facilitating future international expansion. We began using our internally developed proprietary system with our expansion into Spain in fiscal 2016 and Germany in fiscal 2017.

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

As of July 31, 2024, we had approximately 11,700 full and part-time employees, of which approximately 65% were located in the U.S. and 35% were located within our International segment.

Of the approximately 7,600 full and part-time employees based in the U.S, approximately 53% of them identify as male, 46% as female, and 1% are undisclosed. We also believe our U.S. workforce is ethnically diverse. As of July 31, 2024, our U.S. workforce consisted of approximately 45% individuals identifying as White, 22% as Hispanic or Latino, 15% as Black or African American, 6% as Asian, 3% as two or more races and 9% as other or as not disclosed.

Additionally, of the approximately 878 employees serving in the U.S. in management roles and above, up to and including executives, 54% identify as male and 46% identify as female.

Of the approximately 4,100 employees based within the International segment, approximately 65% of them identify as male and 35% as female. We also believe our International workforce is ethnically diverse. As of July 31, 2024, our International workforce consisted of approximately 49% individuals identifying as White, 37% as Asian, 2% as Black or African, 3% as Hispanic or Latino, 3% as two or more races, 6% as other or as not disclosed.

Additionally, of the approximately 508 employees serving Internationally in management roles and above, up to and including executives, 69% identify as male and 31% identify as female.

At Copart, our human resources function known as People and Culture, plays a vital role in creating a supportive and productive work environment for all employees. Our People and Culture department is dedicated to fostering a culture of growth, collaboration, and employee well-being with a “people first” mindset. We understand that our people are our most valuable asset, and our People and Culture team is committed to providing comprehensive support across various aspects of the employee lifecycle.

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

Our Employee Development and Training Department plays a crucial role in driving organizational growth by equipping our employees with the skills and knowledge they need to succeed. This department designs and delivers comprehensive training from compliance to leadership development. By aligning training initiatives with corporate goals, the team ensures that employees are not only well-prepared to meet current job demands but are also future-ready. Through a blend of in-person sessions and virtual learning opportunities, the Training Department supports and promotes a culture of excellence, innovation, and career progression across the organization.

Our executive compensation structure aligns incentives with our company’s strategic growth objectives, including long-term share price appreciation. In that regard, our executive compensation programs place greater weighting on equity compensation than other forms of compensation offered to all employees. For more details regarding our executive compensation, refer to information incorporated by reference from the information set forth under the captions “Executive Compensation” and “Compensation Discussion and Analysis” in our proxy statement.

Once a new team member joins us, our People and Culture department works to provide for a seamless onboarding process, helping them integrate into our culture and hit the ground running.

The People and Culture team oversees performance management processes that help employees understand their goals and expectations. We facilitate regular performance discussions, feedback sessions, and goal setting to ensure alignment with our corporate objectives, driving a clear path to advancement.

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

Environmental Matters
Our operations are subject to international, federal, provincial, state and local laws and regulations regarding the protection of the environment in the countries in which we have storage facilities. In some cases, we may acquire land with existing environmental issues, including landfills as an example. In the salvage vehicle remarketing industry, large numbers of wrecked vehicles are stored at storage facilities, requiring us to actively monitor and manage potential environmental impacts. In the U.K., we provide vehicle de-pollution and crushing services for end-of-life vehicles. We could incur substantial expenditures for preventative, investigative, or remedial action and could be exposed to liability arising from our operations, contamination by previous users of certain of our acquired facilities or facilities which we may acquire in the future, or the disposal of our waste at off-site locations. In addition to conducting environmental diligence on new site acquisitions, we also take such appropriate actions as may be necessary to avoid liability for activities of prior owners, and we have from time to time acquired insurance with respect to acquired facilities with known environmental risks. There can be no assurances, however, that these efforts to mitigate environmental risk will prove sufficient if we were to face material liabilities. We have incurred expenses for environmental remediation in the past, and environmental laws and regulations could become more stringent over time. There can be no assurance that we or our operations will not be subject to significant costs in the future or that environmental enforcement agencies at the state and federal level will not pursue enforcement actions against us. In addition to acquiring insurance in connection with certain acquisitions, we have also obtained indemnification for pre-existing environmental liabilities from many of the persons and entities from whom we have acquired facilities, but there can be no assurance that such indemnifications will be available or sufficient. In addition, increased focus by the U.S. and other governmental authorities on climate change and other environmental matters may lead to enhanced regulation in these areas, which could also result in increased compliance costs and subject us to additional potential liabilities. The extent of these costs and risks is difficult to predict and will depend in large part on the extent of new regulations and the ways in which those regulations are enforced. Any such expenditures or liabilities could have a material adverse effect on our consolidated results of operations, financial position, or cash flows.

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

Intellectual Property and Proprietary Rights

In 2008, we obtained a patent issued by the United States Patent and Trademark Office that covers certain aspects of our virtual bidding auction platform, VB3. Generally, patents issued in the U.S. are effective for 20 years from the earliest asserted filing date of the patent application. The duration of foreign patents varies in accordance with the provisions of applicable local law.

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
Although no single customer accounted for more than 10% of our consolidated revenues for fiscal 2024, 2023, or 2022, a limited number of vehicle sellers historically have collectively accounted for a substantial portion of our revenues. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected revenues in those markets. There can be no assurance that our existing agreements will not be canceled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.
Our expansion into markets outside the U.S., including expansions in the U.K., Canada, Europe, Brazil, and the Middle East expose us to risks arising from operating in international markets. Any failure to successfully integrate businesses acquired or operational capabilities established outside the U.S. could have an adverse effect on our consolidated results of operations, financial position, or cash flows.
We first expanded our operations outside the U.S. in fiscal 2003 with an acquisition in Canada. Subsequently, in fiscal 2007 and fiscal 2008 we made significant acquisitions in the U.K., followed by acquisitions in the U.A.E., Brazil, Germany, and Spain in fiscal 2013, expansions into Bahrain and Oman in fiscal 2015, expansion into the Republic of Ireland and India in fiscal 2016, an acquisition in Finland in fiscal 2018, and an acquisition of a parts recycler in the U.K. in fiscal 2022. We continue to evaluate acquisitions and other opportunities outside of the U.S. Acquisitions or other strategies to expand our operations outside of the U.S. pose substantial risks and uncertainties that could have an adverse effect on our future operating results. In particular, we may not be successful in realizing anticipated synergies from these acquisitions, or we may experience unanticipated costs or expenses integrating the acquired operations into our existing business. We have and may continue to incur substantial expenses establishing new yards and operations, acquiring buyers and sellers, and implementing shared services capabilities in international markets. Among other things, we plan to ultimately deploy our proprietary auction technologies at all of our foreign operations and we cannot predict whether this deployment will be successful or will result in increases in the revenues or operating efficiencies of any acquired companies relative to their historic operating performance. Integration of our respective operations, including information technology and financial and administrative functions, may not proceed as anticipated and could result in unanticipated costs or expenses such as capital expenditures that could have an adverse effect on our future operating results. We cannot provide any assurance that we will achieve our business and financial objectives in connection with these acquisitions or our strategic decision to expand our operations internationally.
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
•    public health issues, such as the COVID-19 pandemic and other pandemics;
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
Capacity at our storage facilities varies from period to period and from region to region. For example, following adverse weather conditions in a particular area, our yards in that area may fill and limit our ability to accept additional salvage vehicles while we process existing inventories. For example, Hurricane Ida had, in certain quarters, an adverse effect on our operating results, in part because of yard capacity constraints in the impacted areas of the U.S. We regularly evaluate our capacity in all our markets and where appropriate, seek to increase capacity through the acquisition of additional land and yards. We may not be able to reach agreements to purchase independent storage facilities in markets where we have limited excess capacity, zoning restrictions or difficulties obtaining and maintaining use permits, which may limit our ability to sustain and expand our capacity through acquisitions of new land. Failure to have sufficient capacity at one or more of our yards could adversely affect our relationships with insurance companies or other sellers of vehicles, which could have an adverse effect on our consolidated results of operations and financial position.

Because the growth of our business has been due in large part to acquisitions and development of new facilities, the rate of growth of our business and revenues may decline if we are not able to successfully complete acquisitions and develop new facilities.
We seek to increase our sales and profitability through the acquisition of complementary businesses, additional facilities and the development of new facilities. For example, in fiscal 2022, we opened one new operational facility in Canada, one new operational facility in Spain, and five new operational facilities in the U.S. In fiscal 2023, we opened one new operational facility in Brazil, one new operational facility in Germany, one new operational facility in Canada, and eight new operational facilities in the U.S. In fiscal 2024, we opened three new operational facilities in the U.K., one new operational facility in Spain, one new operational facility in Canada, and four new operational facility in the U.S. As for strategic acquisitions of complementary businesses, we acquired National Powersport Auctions in fiscal 2017, we acquired Hills Motors in fiscal 2022, a used, or “green” parts recycler in the U.K. that has four operating facilities and in fiscal 2024, we acquired Purple Wave, Inc. an online offsite heavy equipment auction company. Acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers, the availability of affordable financing in the capital markets and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approvals on acceptable terms. There can be no assurance that we will be able to:
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
Acquisitions typically will increase our sales and profitability, although given the typical size of our acquisitions to date, most acquisitions will not individually have a material impact on our consolidated results of operations and financial position. We may not always be able to introduce our processes and selling platform to acquired companies due to different operating models in international jurisdictions or other facts. As a result, the associated benefits of acquisitions may be delayed for years. During this period, the acquisitions may operate at a loss and certain acquisitions, while profitable, may operate at a margin percentage that is below our overall operating margin percentage and, accordingly, have an adverse impact on our consolidated results of operations and financial position. Hence, the conversion periods vary from weeks to years and cannot be predicted.
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
Mild weather conditions tend to result in a decrease in the available supply of salvage vehicles because traffic accidents decrease and fewer automobiles are damaged. Accordingly, mild weather can have an adverse effect on our salvage vehicle supply, which would be expected to have an adverse effect on our revenue and operating results and related growth rates. Conversely, our salvage vehicle supply will tend to increase in poor weather such as a harsh winter or as a result of adverse weather-related conditions such as flooding. During periods of mild weather conditions, our ability to increase our revenues and improve our operating results and related growth will be increasingly dependent on our ability to obtain additional vehicle sellers and to compete more effectively in the market, each of which is subject to the other risks and uncertainties described in these sections. In addition, extreme weather conditions, although they increase the available supply of salvage cars, can have an adverse effect on our operating results. For example, during fiscal 2023, we recognized substantial additional costs associated with Hurricane Ian. Weather events have had, in certain quarters, an adverse effect on our operating results, in part because of yard capacity constraints in the impacted areas of the U.S.
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
In addition, some of our recent acquisitions have required us to integrate non-U.S. companies which had not previously been subject to U.S. law. In many countries outside of the United States, particularly in those with developing economies, it may be common for persons to engage in business practices prohibited by laws and regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, Brazil Clean Companies Act, India’s Prevention of Corruption Act, 1988 or similar local anti-bribery laws. These laws generally prohibit companies and their employees or agents from making improper payments for the purpose of obtaining or retaining business. Failure by us and our subsidiaries to comply with these laws could subject us to civil and criminal penalties that could have a material adverse effect on our consolidated operating results and financial position.
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
We are subject to federal, state and international laws, directives, and regulations relating to the collection, use, retention, disclosure, security, and transfer of personal data. These laws, directives, and regulations, and their interpretation and enforcement continue to evolve and may be inconsistent from jurisdiction to jurisdiction. For example, the General Data Protection Regulation (“GDPR”), which went into effect in the European Union on May 25, 2018, applies to all of our activities conducted from an establishment in the European Union and may also apply to related products and services that we offer to European Union users. Similarly, the California Consumer Privacy Act, or AB375 as amended (“CCPA”), the Brazilian General Data Protection Law (“LGPD”), and similar recently enacted laws create new data privacy rights for individuals. Complying with the GDPR, the CCPA, the LGPD, and similar emerging and changing privacy and data protection requirements may cause us to incur substantial costs or require us to change our business practices. Noncompliance with our legal obligations relating to privacy and data protection could result in penalties, legal proceedings by governmental entities or others, and significant legal and financial exposure and could affect our ability to retain and attract customers. Any of the risks described above could adversely affect our consolidated results of operations and financial position.
Regulation of the vehicle sales industry may impair our operations, increase our costs of doing business, and create potential liability.
Participants in the vehicle sales industry are subject to, and may be required to expend funds to ensure compliance with a variety of laws, regulations, and ordinances. These include, without limitation, land use ordinances, business and occupational licensure requirements and procedures, vehicle titling, sales, and registration rules and procedures, and laws and regulations relating to the environment, anti-money laundering, anti-corruption, exporting, and reporting and notification requirements to agencies and law enforcement relating to vehicle transfers. Many of these laws and regulations are frequently complex and subject to interpretation, and failure to comply with present or future regulations or changes in interpretations of existing laws or regulations may result in impairment or suspension of our operations and the imposition of penalties and other liabilities. At various times, we may be involved in disputes with local governmental officials regarding the development and/or operation of our business facilities. We may be subject to similar types of regulations by governmental agencies in new markets. In addition, new legal or regulatory requirements or changes in existing requirements may delay or increase the cost of opening new facilities, may limit our base of vehicle buyers, may decrease demand for our vehicles, and may adversely impact our ability to conduct business. As described under Note 15 — Commitments and Contingencies, the U.S. Department of Justice, Consumer Protection Branch is conducting an ongoing investigation into potential violations by the Company of certain money laundering laws related to its practices and procedures for preventing and detecting money-laundering activity by its auction platform members. The Company is cooperating with the DOJ’s investigation. The Company may receive additional regulatory or governmental inquiries related to the matters that are the subject of the DOJ’s investigation. Any such inquiries or investigations may be time-consuming, costly, divert management resources, or otherwise have a material adverse effect on our business, financial condition or results of operation. These or other governmental investigations, inquiries, or lawsuits could lead to our incurring liability for damages or other costs, a criminal or civil proceeding, the imposition of fines and penalties, and/or other remedies, and reputational harm to our business, which can impact our ability to attract and retain customers and qualified personnel, as well as restrictions on or added costs for our business operations going forward.
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
Our operations are subject to international, federal, provincial, state and local laws and regulations regarding the protection of the environment in the countries in which we have storage facilities. In some cases, we may acquire land with existing environmental issues, including landfills as an example. In the salvage vehicle remarketing industry, large numbers of wrecked vehicles are stored at storage facilities, requiring us to actively monitor and manage potential environmental impacts. In the U.K., we provide vehicle de-pollution and crushing services for end-of-life vehicles. We could incur substantial expenditures for preventative, investigative, or remedial action and could be exposed to liability arising from our operations, contamination by previous users of certain of our acquired facilities or facilities which we may acquire in the future, or the disposal of our waste at off-site locations. In addition to conducting environmental diligence on new site acquisitions, we also take such appropriate actions as may be necessary to avoid liability for activities of prior owners, and we have from time to time acquired insurance with respect to acquired facilities with known environmental risks. There can be no assurances, however, that these efforts to mitigate environmental risk will prove sufficient if we were to face material liabilities. We have incurred expenses for environmental remediation in the past, and environmental laws and regulations could become more stringent over time. There can be no assurance that we or our operations will not be subject to significant costs in the future or that environmental enforcement agencies at the state and federal level will not pursue enforcement actions against us. In addition to acquiring insurance in connection with certain acquisitions, we have also obtained indemnification for pre-existing environmental liabilities from many of the persons and entities from whom we have acquired facilities, but there can be no assurance that such indemnifications will be available or sufficient. In addition, increased focus by the U.S. and other governmental authorities on climate change and other environmental matters may lead to enhanced regulation in these areas, which could also result in increased compliance costs and subject us to additional potential liabilities. The extent of these costs and risks is difficult to predict and will depend in large part on the extent of new regulations and the ways in which those regulations are enforced. Any such expenditures or liabilities could have a material adverse effect on our consolidated results of operations, financial position, or cash flows.
Changes in federal, state and local, or foreign tax laws, changing interpretations of existing tax laws, or adverse determinations by tax authorities could increase our tax burden or otherwise adversely affect our results of operations, and financial condition.
We are subject to taxation at the federal, state, provincial, and local levels in the U.S., the U.K., and various other countries and jurisdictions in which we operate, including income taxes, sales taxes, value-added (“VAT”) taxes, and similar taxes and assessments. The laws and regulations related to tax matters are extremely complex and subject to varying interpretations. Although we believe our tax positions are reasonable, we are subject to audit by the Internal Revenue Service, in the United States, HM Revenue and Customs in the United Kingdom, state tax authorities in the states in which we operate, and other similar tax authorities in international jurisdictions. We have been subject to audits and challenges from applicable federal, state, or foreign tax authorities in the past, and may be subject to similar audits and challenges in the future. While we believe we comply with all applicable tax laws, rules, and regulations in the relevant jurisdictions, tax authorities may elect to audit us and determine that we owe additional taxes, which could result in a significant increase in our liabilities for taxes, interest, and penalties in excess of our accrued liabilities.

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
Information availability and security risks for online commerce companies have significantly increased in recent years because of, in addition to other factors, the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, and other external parties. These threats may derive from fraud or malice on the part of third parties or current or former employees. In addition, human error or accidental technological failure could make us vulnerable to information technology system disruptions and/or cyber-attacks, including the introduction of malicious computer viruses or code into our system, phishing attacks, ransomware attacks, or other cyber security incidents. For example, in March 2023, one of our immaterial subsidiaries suffered a ransomware attack. Although the impacted subsidiary successfully maintained its operations during this event and the attack did not affect the rest of our business, future cyber-attacks could result in material adverse impacts to our business and our consolidated results of operations.
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
Information technology system disruptions, cyber-attacks, ransomware attacks, or other cyber security incidents could materially and adversely affect our reputation, operating results, or financial condition by, among other things, making our auction platform inoperable for a period of time, damaging our reputation with buyers, sellers, and insurance companies as a result of the unauthorized disclosure of confidential information (including account data information), or resulting in governmental investigations, litigation, liability, fines, or penalties against us. If such attacks are not detected immediately, their effect could be compounded.While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of these cyber risks, an insurer may deny or exclude from coverage certain types of claims or our insurance coverage may be insufficient to cover all losses and would not remedy damage to our reputation.
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
To remain competitive, we must continue to enhance and improve the functionality and features of our websites and software. The internet and the online commerce industry are rapidly changing. In particular, the online commerce industry is characterized by increasingly complex systems and infrastructures. If competitors introduce new services embodying new technologies or if new industry standards and practices emerge [such as the increased use of artificial intelligence, machine learning and generative artificial intelligence], our existing websites and proprietary technology and systems may become obsolete. Our future success will depend on our ability to:
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
We continue to evaluate emerging technologies like artificial intelligence, machine learning, and generative artificial intelligence for incorporation into our business to augment our products and services. Such technologies present unique business opportunities along with ever-changing legal and regulatory risks. Both state and federal regulations relating to these emerging technologies are quickly and constantly evolving and may require significant resources to modify and maintain business practices to comply with laws, the nature of which cannot be determined at this time. Our failure to accurately identify and address our responsibilities and liabilities in this new environment could negatively affect any solutions we develop incorporating such technology and could subject us to reputational harm, regulatory action, or litigation, which may harm our financial condition and operating results. These same risks apply to our third-party service providers who are implementing these tools into the products or services they provide to us. Any failures to manage and mitigate these risks by these third-party service providers may negatively affect the products and services we provide our clients.
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
•    bank failures;
•    natural and man-made disasters;
•    public health issues, such as COVID-19 and other pandemics;
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
Our executive officers, directors and their affiliates beneficially own, in the aggregate, more than 10% of our issued and outstanding common stock as of July 31, 2024. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our amended and restated certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.
We have certain provisions in our amended and restated certificate of incorporation and bylaws which may have an anti-takeover effect or that may delay, defer or prevent acquisition bids for us that a stockholder might consider favorable and limit attempts by our stockholders to replace or remove our current management.
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
This provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act, for which the U.S. federal courts have exclusive jurisdiction, or the Securities Act.
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
Macroeconomic factors such as fluctuations in fuel prices, commodities as well as used car prices, and vehicle-related technological advances may have an adverse effect on our revenues and operating results, as well as our earnings growth rates.
Macroeconomic factors that affect oil prices and the automobile and commodity markets can have adverse effects on our revenues, revenue growth rates, and operating results. Significant increases in the cost of fuel or heightened level of inflation could lead to a reduction in miles driven per car and a reduction in accident rates. A material reduction in accident rates, whether due to, among other things, a reduction in miles driven per car, vehicle-related technological advances such as accident avoidance systems and, to the extent widely adopted, the advent of autonomous vehicles, could have a material impact on revenue growth. Similarly, a reduction in total loss frequency rates, due to among other things, sharp increases in used car prices that make it less economical for insurance company sellers to declare a vehicle involved in an accident a total loss, could also have a material impact on revenue growth. In addition, under our PIP contracts, the cost of transporting the vehicle to one of our facilities is included in the PIP fee. We may incur increased fees, which we may not be able to pass on to our vehicle sellers. A material increase in transportation rates could have a material impact on our operating results. Volatility in fuel, commodity, and used car prices could have a material adverse effect on our revenues and revenue growth rates in future periods.

Adverse U.S. and international economic conditions may negatively affect our business, operating results, and financial condition.
The capital and credit markets have historically experienced extreme volatility and disruption, which has in the past and may in the future lead to economic downturns in the U.S. and abroad. As a result of any economic downturn, economic uncertainty or rising inflation, the number of miles driven may decrease, which may lead to fewer accident claims, a reduction of vehicle repairs, and fewer salvage vehicles. Increases in unemployment, as a result of any economic downturn, may lead to an increase in the number of uninsured motorists. Uninsured motorists are responsible for disposition of their vehicle if involved in an accident. Disposition generally is either the repair or disposal of the vehicle. In the situation where the owner of the wrecked vehicle, and not an insurance company, is responsible for its disposition, we believe it is more likely that vehicle will be repaired or, if disposed, disposed through channels other than us. Adverse credit markets may also affect the ability of members to secure financing to purchase salvaged vehicles which may adversely affect demand. In addition, if the banking system or the financial markets deteriorate or are volatile, our credit facility or our ability to obtain additional debt or equity financing may be affected. These adverse economic conditions and events may have a negative effect on our business, consolidated results of operations, and financial position.
Fluctuations in foreign currency exchange rates could result in declines in our reported revenues and earnings.
Our reported revenues and earnings are subject to fluctuations in currency exchange rates. We do not engage in foreign currency hedging arrangements; consequently, foreign currency fluctuations may adversely affect our revenues and earnings. Should we choose to engage in hedging activities in the future we cannot be assured our hedges will be effective or that the costs of the hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Pounds Sterling, Canadian dollar, Brazilian real, European Union euro, U.A.E. dirham, Omani rial, and Bahraini dinar could adversely affect our consolidated results of operations and financial position.

Item 1B.    Unresolved Staff Comments

None.

Item 1C.    Cybersecurity

Risk Management and Strategy

We work proactively to identify, evaluate, and manage cybersecurity threats to our business. These threats include disruption and denial of critical systems and infrastructure, intellectual property theft, fraud, extortion, harm to customers and employees, legal and litigation risks, reputational risks, and the breach of confidential business data, which could include personally identifiable information. We employ both holistic and focused processes for identifying, assessing, managing, and disclosing material cybersecurity risks to our business. Our holistic review is part of our general risk management process, and involves our executive leadership team, team members from our finance, legal, tech, and operations teams, and external legal, financial, and risk advisors who are subject matter experts in identifying, assessing, mitigating and reporting material risks. Our focused review involves internal assessment by our cybersecurity team, as well as external review by a cybersecurity consulting services firm, to evaluate our cybersecurity program and our capacity to defend against and respond to potential cybersecurity threats.
Through strategic investments over several years, we have established and enhanced a comprehensive cybersecurity program consisting of security toolsets, people, policies, and contracted third-party service providers that provide technical, organizational, and administrative safeguards to protect against and timely respond to cybersecurity threats and incidents. Our cybersecurity strategy is based foremost on defense in depth, and secondarily on resilience. Defense in depth is a strategy of layered security, in which we employ a variety of overlapping controls, tools, and processes to defend against threat actors. Resilience is a strategy focused on business continuity and disaster recovery, with the goal of rapidly restoring, rebuilding, and recovering from any adverse cyber impacts to our business. These controls, tools and processes include technologies designed to detect and defend against unauthorized access to our systems and infrastructure, relevant corporate policies, periodic cybersecurity and privacy training programs, and incident response protocols for preventing, detecting, responding to and recovering from cybersecurity incidents. We use the National Institute for Standards in Technology (NIST) security framework to evaluate our cybersecurity controls, which we work to continuously enhance.
We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, financial condition, or results of operations, under the heading “Disruptions to our information technology systems, including failure to prevent outages, maintain security, and prevent unauthorized access to our information technology systems and other confidential information, could disrupt our business and materially and adversely affect our reputation, consolidated results of operations, and financial condition” included as part of our risk factor disclosures included in Item 1A of this report, which disclosures are incorporated by reference herein.
Governance
Our Board of Directors has delegated oversight of our cybersecurity program to our Audit Committee, and this oversight responsibility is reflected in our Audit Committee charter. Our Audit Committee receives quarterly updates from our chief information security officer on the status of these programs. Our Audit Committee also receives a detailed presentation from our chief information security officer on our cybersecurity program annually, which includes the results of an external third-party assessment. Our Audit Committee is comprised solely of independent directors, with one member who is a subject matter expert in technology and cybersecurity.
Our management team is responsible for assessing and managing our material risks from cybersecurity threats, and has appointed a chief information security officer to lead our global cybersecurity organization for this purpose. Our executive management team and key members of our broader finance, legal, tech and operations organizations receive detailed monthly briefings from our chief information security officer on the status of our cybersecurity program and our readiness to prevent, detect, mitigate and recover from cybersecurity incidents.
Our chief information security officers leads our incident response team for addressing and recovering from identified cybersecurity incidents. Our incident response team includes key members of our tech, legal and executive management teams to manage our response efforts, which includes timely compliance with applicable contractual and regulatory notification obligations.

Item 2.        Properties

Our corporate headquarters is located in Dallas, Texas. In the U.S., we own or lease facilities in every state. In Canada, we own or lease facilities in the provinces of Ontario, Quebec, Alberta, Nova Scotia, British Columbia, Newfoundland, and New Brunswick. In the U.K., we own or lease twenty-two operating facilities. In Brazil, we own or lease fourteen operating facilities. In the Republic of Ireland, we own one operating facility. In the U.A.E., Oman, and Bahrain, we lease one operating facility in each country. In Finland, we own or lease four operating facilities. In Germany, we own or lease eleven operating facilities. In Spain, we own one operating facility and lease four additional storage locations. Purple Wave leases one location in Manhattan Kansas. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and additional offices on commercially acceptable terms.

Item 3.        Legal Proceedings
For a discussion of Legal Proceedings that affect us, refer to the Notes to Consolidated Financial Statements, Note 15 — Commitments and Contingencies included in elsewhere in this report.

Item 4.        Mine Safety Disclosure

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of July 31, 2024, there were 962,967,011 shares of our common stock issued and outstanding. Our common stock has been quoted on the NASDAQ Global Select Market under the symbol “CPRT” since March 17, 1994. As of September 26, 2024, we had 765 holders of record of our common stock. On July 31, 2024, the last reported sale price of our common stock on the NASDAQ Global Select Market was $52.33 per share.

Repurchases of Our Common Stock

On September 22, 2011, our Board of Directors approved a 320 million share increase in our stock repurchase program, bringing the total current authorization to 784 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. For fiscal years 2024, 2023, and 2022, we did not repurchase any shares of our common stock under the program. As of July 31, 2024, the total number of shares repurchased under the program was 458,196,792, and subject to applicable limitations under Delaware law, 325,803,208 shares were available for repurchase under our program.

In fiscal 2024, certain employees held stock option awards that could be exercised through a cashless exercise. For the years ended July 31, 2024, 2023 and 2022, no employee exercised stock options through a cashless exercise. If exercised a portion of the options exercised will net settled in satisfaction of the exercise price and employees’ statutory withholding requirements. Any shares withheld for taxes are treated as a repurchase of shares for accounting purposes, but do not count against our stock repurchase program.

Dividend Policies

We have not paid a cash dividend since becoming a public company in 1994. We currently intend to retain any earnings for use in our business. The Second Amended and Restated Credit Agreement (as defined below) to which we are a party contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, pay dividends, subject to certain exceptions. For further detail see Notes to Consolidated Financial Statements, Note 9 – Long-Term Debt and Note 12 — Stockholders’ Equity and under the subheadings “Credit Agreement” and “Note Purchase Agreement” in the Liquidity and Capital Resources sections of this Annual Report on Form 10-K.

Issuances of Unregistered Securities

Except for the issuance of 2.5 million restricted shares of our common stock in connection with the acquisition of a controlling ownership interest in Purple Wave Inc. during the current year, there were no issuances of unregistered securities in the year ended July 31, 2024.

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

The following is a line graph comparing the cumulative total return to stockholders of our common stock at July 31, 2024 since July 31, 2019, to the cumulative total return over such period of (i) the NASDAQ Composite Index, (ii) the NASDAQ Industrial Index, and (iii) the S&P 500 Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Copart, Inc., the NASDAQ Composite Index,
the NASDAQ Industrial Index, and the S&P 500 Index

	Fiscal Year Ended July 31,
	2019	2020	2021	2022	2023	2024
Copart, Inc.	$100.00	$120.28	$189.60	$165.23	$228.01	$269.99
NASDAQ Composite	$100.00	$132.78	$182.62	$155.31	$181.43	$224.29
NASDAQ Industrial	$100.00	$135.15	$169.19	$138.31	$144.50	$152.36
S&P 500 Index	$100.00	$111.96	$152.76	$145.67	$164.63	$201.10
*    Assumes that $100.00 was invested on July 31, 2019 in our common stock, in the NASDAQ Composite Index, the NASDAQ Industrial Index, and the S&P 500 Index and that all dividends were reinvested. No dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.
    Copyright© 2024 Standard & Poor's, a division of S&P Global. All rights reserved.

Item 6.        Reserved

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations as of, and for, the periods presented and should be read in conjunction with our audited Consolidated Financial Statements and the related Notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements, including statements regarding industry outlook, our expectations for the future of our business, and our liquidity and capital resources as well as other non-historical statement. These statements are based on current expectations and are subject to numerous risks and uncertainties, including but not limited to the risks and uncertainties described in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materiality from those contained in or implied by these forward-looking statements.

All references to numbered Notes are to specific Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K and which descriptions are incorporated by reference. Capitalized terms used, but not defined, in this Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) have the same meanings as in such Notes.

Overview

We are a leading global provider of online auctions and vehicle remarketing services with operations in the United States (“U.S.”), the United Kingdom (“U.K.”), Germany, Brazil, Canada, the United Arab Emirates (“U.A.E.”), Spain, Finland, Oman, the Republic of Ireland, and Bahrain.

Our goals are to generate sustainable profits for our stockholders, while also providing environmental and social benefits for the world around us. With respect to our environmental stewardship, we believe our business is a critical enabler for the global re-use and recycling of vehicles, parts, and raw materials. We are not responsible for the carbon emissions resulting from new vehicle manufacturing, governmental fuel emissions standards or vehicle use by consumers. Each vehicle that enters our business operations already exists, with whatever fuel technology and efficiency it was designed and built to have, and the substantial carbon emissions associated with the vehicle’s manufacture have already occurred. However, upon our receipt of an existing vehicle, we help facilitate the decrease of its total environmental impact by extending its useful life and thereby avoiding the carbon emissions associated with the alternative of new vehicle and auto parts manufacturing. For example, many of the cars we process and remarket are subsequently restored to drivable condition, reducing the new vehicle manufacturing burden the world would otherwise face. Many of our cars are purchased by dismantlers, who recycle and refurbish parts for vehicle repairs, again reducing new and aftermarket parts manufacturing. Finally, some of our vehicles are returned to their raw material inputs through scrapping, thereby reducing the need for further new resource extraction. In each of these cases, our business facilitates the reduction of the carbon and other environmental footprint of the global transportation industry.

Beyond our environmental stewardship, we also support the world’s communities in two important ways. First, we believe that we contribute to economic development and well-being by enabling more affordable access to mobility around the world. For example, many of the automobiles sold through our auction platform are purchased for use in developing countries where affordable transportation is a critical enabler of education, health care, and well-being. Secondly, we believe we play an important role in the communities we serve through our response to and management of catastrophic weather events. This includes our investments in equipment and infrastructure which support our overall disaster recovery efforts. For example, we mobilized our people, and engaged with a multitude of service providers to timely retrieve, store, and remarket tens of thousands of flood-damaged vehicles in South Florida in the wake of Hurricane Ian in the fall of 2022.

We provide vehicle sellers with a full range of services to process and sell vehicles primarily over the internet through our Virtual Bidding Third Generation internet auction-style sales technology, which we refer to as VB3. Vehicle sellers consist primarily of insurance companies, but also include dealers, individuals, charities, rental, banks, finance companies, and fleet operators. We obtained 81%, 83%, and 80% of the total number of vehicles processed during fiscal 2024, 2023, and 2022, respectively, from insurance company sellers. We sell the vehicles principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers, exporters, and to the general public. The majority of the vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss; not economically repairable by the insurance companies; or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. We offer vehicle sellers a full range of services that help expedite each stage of the vehicle sales process, minimize administrative and processing costs, and maximize the ultimate sales price through the online auction process.

In the U.S., Canada, Brazil, the Republic of Ireland, Finland, the U.A.E., Oman, and Bahrain, we sell vehicles primarily as an agent and derive revenue primarily from auction and auction-related sales transaction fees charged for vehicle remarketing services as well as fees for services subsequent to the auction, such as delivery and storage. In the U.K., Germany, and Spain we operate both as an agent and on a principal basis, in some cases purchasing salvage vehicles outright and reselling the vehicles for our own account. In the U.K. we recognize revenue on a principal basis from selling dismantled parts through GPS. In Germany and Spain, we also derive revenue from listing vehicles on behalf of insurance companies and insurance experts to determine the vehicle’s residual value and/or to facilitate a sale for the insured.

Key Financial Performance Measures

We monitor and analyze a number of key financial performance indicators in order to manage our business and evaluate our financial and operating performance. Such indicators include:

Service and Vehicle Sales Revenue: Our service revenues consist of auction and auction-related sales transaction fees charged for vehicle remarketing services. These auction and auction-related services may include a combination of the following: vehicle purchasing fees: vehicle listing fees; vehicle selling fees that can be based on a predetermined percentage of the vehicle sales price, tiered vehicle sales price fees, or at a fixed fee based on the sale of each vehicle regardless of the selling price of the vehicle; transportation fees for the cost of transporting the vehicle to or from our facility; title processing and preparation fees; vehicle storage fees; bidding fees; and vehicle loading fees. These fees are recognized as net revenue (not gross vehicle selling price) at the time of auction in the amount of such fees charged. Purchased vehicle revenue includes the gross sales price of the vehicles which we have purchased or are otherwise considered to own. We have certain contracts with insurance companies, primarily in the U.K., in which we act as a principal, purchasing vehicles and reselling them for our own account. We also purchase vehicles in the open market, primarily from individuals, and resell them for our own account.

Our revenue is impacted by several factors, including total loss frequency and the average vehicle auction selling price, as a significant amount of our service revenue is associated in some manner with the ultimate selling price of the vehicle. Vehicle auction selling prices are driven primarily by: (i) market demand for rebuildable, drivable vehicles; (ii) used car pricing, which we also believe has an impact on total loss frequency; (iii) end market demand for recycled and refurbished parts as reflected in demand from dismantlers; (iv) the mix of cars sold; (v) changes in the U.S. dollar exchange rate to foreign currencies, which we believe has an impact on auction participation by international buyers; and; (vi) changes in commodity prices, particularly the per ton price for crushed car bodies, as we believe this has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling. We cannot specifically quantify the financial impact that commodity pricing, used car pricing, and product sales mix has on the selling price of vehicles, our service revenues, or financial results. Total loss frequency is the percentage of cars involved in accidents that insurance companies salvage rather than repair and is driven by the relationship between repair costs, used car values, and auction returns. Over the past 30 years we believe there has been an increase in overall growth in the salvage market driven by an increase in total loss frequency. This increase in total loss frequency may have been driven by changes in used car values and repair costs over the same long-term horizon, which we believe are generally trending upward. We believe the long-term trend of increases in total loss frequency will continue. In the near term changes in used car prices and repair cost, are inversely related but may impact total loss frequency and thereby affect our growth rate. Used car values are determined by many factors, including used car supply, which is tied directly to new car sales, and the average age of cars on the road. The average age of cars on the road has continued to increase, growing from 11.1 years in 2012 to 12.6 years in 2024. Repair costs are generally based on damage severity, vehicle complexity, repair parts availability, repair parts costs, labor costs, and repair shop lead times. The factors that can influence repair costs, used car pricing, and auction returns are many and varied and we cannot predict their movements with precision.

Operating Costs and Expenses: Yard operations expenses consist primarily of: (i) labor (operating personnel at yards); (ii) transportation (miles traveled and fuel rates); (iii) facilities (maintenance, property-related taxes, rent, and insurance); (iv) other (marketing and auction related costs); and (v) costs of vehicles sold. General and administrative expenses consist primarily of executive management, accounting, data processing, sales personnel, professional services, marketing expenses, and technology enhancements and maintenance.

Other Income and Expense: Other income consists primarily of interest income on U.S. Treasury Bills, foreign exchange rate gains and losses; gains and losses from the disposal of assets, which will fluctuate based on the nature of these activities each period; fees and interest expense on the credit facility, and earnings from unconsolidated affiliates.

Liquidity and Cash Flows: Our primary source of working capital is cash operating results. The primary source of our liquidity is our cash and cash equivalents and our revolving credit commitments under the Second Amended and Restated Credit Agreement (the “Revolving Loan Facility.”). The primary factors affecting cash operating results are: (i) seasonality; (ii) market wins and losses; (iii) supplier mix; (iv) accident frequency; (v) total loss frequency; (vi) volume from our existing suppliers; (vii) commodity pricing; (viii) used car pricing; (ix) foreign currency exchange rates; (x) product mix; (xi) contract mix to the extent applicable; (xii) our capital expenditures; and (xiii) other macroeconomic factors. These factors are further discussed in the “Results of Operations” and “Risk Factors” sections of this Annual Report on Form 10-K.

We also generate additional working capital and liquidity from the sale of assets and the issuance of shares through option exercises and shares issued under our Employee Stock Purchase Plan. In addition, we believe we have access to additional liquidity from the sale of equity or debt securities, if needed.

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

The following tables set forth operational facilities that we have opened and are now operational from August 1, 2021 through July 31, 2024:

United States Locations	Date
Mobile South, Alabama	August 2021
Madison, Wisconsin	October 2021
Augusta, Georgia	April 2022
Milwaukee South, Wisconsin	May 2022
Punta Gorda, Florida	June 2022
Anchorage, Alaska	August 2022
Rapid City, South Dakota	August 2022
Kansas City, Missouri	September 2022
Grenada, Mississippi	January 2023
Windham, New England	March 2023
Las Vegas West, Nevada	June 2023
Akron, Ohio	July 2023
Wayland, Michigan	July 2023
Rutland, Vermont	August 2023
Phoenix, Arizona	November 2023
Austin, Texas	June 2024
Casper, Wyoming	July 2024

International Locations	Geographic Service Area	Date
Barcelona, Spain	Spain	September 2021
Halifax, Novia Scotia	Canada	April 2022
Brasília, Brazil	Brazil	September 2022
Büdingen, Hesse	Germany	January 2023
Ottawa, Ontario	Canada	February 2023
Corby, England	United Kingdom	October 2023
Glasgow, Scotland	United Kingdom	December 2023
Alhendin, Granada	Spain	January 2024
Gloucester, England	United Kingdom	March 2024
Barcelona, Spain	Spain	May 2024
Cookstown, Ontario	Canada	July 2024

The following table sets forth the operational facilities obtained through business acquisitions from August 1, 2021 through July 31, 2024:

Locations	Geographic Service Area	Date
Skelmersdale, England	United Kingdom	July 2022
Dumfries, England	United Kingdom	July 2022
In October 2023, we acquired a controlling interest in Purple Wave, an online offsite heavy equipment auction company headquartered in Manhattan Kansas.
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

Results of Operations

The following table shows certain data from our consolidated statements of income expressed as a percentage of total service revenues and vehicle sales for fiscal 2024, 2023 and 2022:

	Year Ended July 31,
(In percentages)	2024	2023	2022
Service revenues and vehicle sales:
Service revenues	84%	83%	81%
Vehicle sales	16%	17%	19%
Total service revenues and vehicle sales	100%	100%	100%
Operating expenses:
Yard operations	40%	39%	37%
Cost of vehicle sales	15%	15%	17%
General and administrative	8%	7%	7%
Total operating expenses	63%	61%	61%
Operating income	37%	39%	39%
Total other income	3%	3%	(1)%
Income before income taxes	40%	42%	38%
Income tax expense	8%	8%	7%
Net income	32%	34%	31%

Comparison of Fiscal Years ended July 31, 2024, 2023 and 2022

The following table presents a comparison of service revenues for fiscal 2024, 2023 and 2022:

	Year Ended July 31,			2024 vs. 2023		2023 vs. 2022
(In thousands)	2024	2023	2022	Change	% Change	Change	% Change
Service revenues
United States	$3,126,102	$2,841,641	$2,533,165	$284,461	10.0%	$308,476	12.2%
International	434,900	356,487	319,875	78,413	22.0%	36,612	11.4%
Total service revenues	$3,561,002	$3,198,128	$2,853,040	$362,874	11.3%	$345,088	12.1%

Service Revenues. The increase in service revenues for fiscal 2024 of $362.9 million, or 11.3% as compared to fiscal 2023 came from (i) an increase in the U.S. of $284.5 million, and (ii) an increase in International of $78.4 million. The growth in the U.S. was driven primarily by an increase in volume and an increase in revenue per car due to fee optimization. The growth in International, after excluding positive fluctuations in currency exchange rates of $10.8 million, was driven primarily by an increase in volume offset by a minor decrease in revenue per car.

The following table presents a comparison of vehicle sales for fiscal 2024, 2023 and 2022:

	Year Ended July 31,			2024 vs. 2023		2023 vs. 2022
(In thousands)	2024	2023	2022	Change	% Change	Change	% Change
Vehicle sales
United States	$338,633	$348,007	$411,985	$(9,374)	(2.7)%	$(63,978)	(15.5)%
International	337,188	323,383	235,896	13,805	4.3%	87,487	37.1%
Total vehicle sales	$675,821	$671,390	$647,881	$4,431	0.7%	$23,509	3.6%

Vehicle Sales. The increase in vehicle sales for fiscal 2024 of $4.4 million, or 0.7% as compared to fiscal 2023 came from (i) a decrease in the U.S. of $9.4 million and (ii) an increase in International of $13.8 million. The decrease in the U.S. was primarily driven by a decrease in revenue per car due to lower auction selling prices, while performing favorably to the declining overall market trend, offset by an increase in volume. The growth in International, after excluding positive fluctuations in currency exchanges rates of $10.0 million was primarily driven by an increase in volume, offset by a decrease in revenue due to lower auction selling prices, which we believe is due to a change in the mix of vehicles sold.

The following table presents a comparison of yard operations expense for fiscal 2024, 2023 and 2022:

	Year Ended July 31,			2024 vs. 2023		2023 vs. 2022
(In thousands)	2024	2023	2022	Change	% Change	Change	% Change
Yard operations expenses
United States	$1,440,707	$1,292,527	$1,123,986	$148,180	11.5%	$168,541	15.0%
International	269,377	225,502	185,511	43,875	19.5%	39,991	21.6%
Total yard operations expenses	$1,710,084	$1,518,029	$1,309,497	$192,055	12.7%	$208,532	15.9%

Yard operations expenses, excluding depreciation and amortization
United States	$1,297,102	$1,173,373	$1,022,647	$123,729	10.5%	$150,726	14.7%
International	242,332	202,559	168,937	39,773	19.6%	33,622	19.9%

Yard depreciation and amortization
United States	$143,605	$119,155	$101,340	$24,450	20.5%	$17,815	17.6%
International	27,045	22,942	16,573	4,103	17.9%	6,369	38.4%

Yard Operations Expenses. The increase in yard operations expenses for fiscal 2024 of $192.1 million, or 12.7% as compared to fiscal 2023 resulted from (i) an increase in the U.S. of $148.2 million, and (ii) an increase in International of $43.9 million. The increase in the U.S. compared to the same period last year relates to an increase in volume and an increase in the cost to process a car, driven by increase in subhaul, labor costs, title, facility, supplies, advertising and bank charges and the investment in Purple Wave. The increase in International, after excluding negative fluctuations in currency exchange rates of $5.8 million, is the result of an increase in volume which was partially offset by a decrease in the cost to process a car. Included in yard operations expenses were depreciation and amortization expenses. The increase in yard operations depreciation and amortization expenses as compared to the same period last year resulted primarily from depreciating new and expanded facilities placed into service in the U.S. and International.

The following table presents a comparison of cost of vehicle sales for fiscal 2024, 2023 and 2022:

	Year Ended July 31,			2024 vs. 2023		2023 vs. 2022
(In thousands)	2024	2023	2022	Change	% Change	Change	% Change
Cost of vehicle sales
United States	$313,449	$326,764	$380,928	$(13,315)	(4.1)%	$(54,164)	(14.2)%
International	306,038	287,734	204,275	18,304	6.4%	83,459	40.9%
Total cost of vehicle sales	$619,487	$614,498	$585,203	$4,989	0.8%	$29,295	5.0%

Cost of Vehicle Sales. The increase in cost of vehicle sales for fiscal 2024 of $5.0 million, or 0.8% as compared to fiscal 2023, was the result of (i) a decrease in the U.S. of $13.3 million and (ii) an increase in International of $18.3 million. The decrease in the U.S. was primarily the result of a lower average purchase price due to a change in the mix of vehicles sold, partially offset by an increase in volume. The increase in International of $18.3 million, after excluding the negative fluctuations of currency exchange rates of $8.6 million, was primarily due to an increase in volume and higher average purchase prices due to the change in the mix of vehicles sold.

The following table presents a comparison of general and administrative expenses for fiscal 2024, 2023 and 2022:

	Year Ended July 31,			2024 vs. 2023		2023 vs. 2022
(In thousands)	2024	2023	2022	Change	% Change	Change	% Change
General and administrative expenses
United States	$282,545	$202,260	$192,667	$80,285	39.7%	$9,593	5.0%
International	52,684	48,162	38,557	4,522	9.4%	9,605	24.9%
Total general and administrative expenses	$335,229	$250,422	$231,224	$84,807	33.9%	$19,198	8.3%

General and administrative expenses, excluding depreciation and amortization
United States	$264,465	$185,611	$173,371	$78,854	42.5%	$12,240	7.1%
International	51,653	47,430	37,781	4,223	8.9%	9,649	25.5%

General and administrative depreciation and amortization
United States	$18,080	$16,649	$19,295	$1,431	8.6%	$(2,646)	(13.7)%
International	1,031	732	777	299	40.8%	(45)	(5.8)%

General and Administrative Expenses. The increase in general and administrative expenses for fiscal 2024 of $84.8 million, or 33.9% as compared to fiscal 2023 came primarily from (i) an increase in the U.S. of $80.3 million, and (ii) an increase in International of $4.5 million. Excluding depreciation and amortization, the increase in the U.S. of $78.9 million resulted primarily from increases in labor costs, legal costs, facility repairs, and the consolidation of Purple Wave. The increase in International, after excluding the negative fluctuations in currency exchange rates of $1.3 million, resulted primarily from increases in labor costs, and marketing costs offset by a decrease in bank charges. The increase in depreciation and amortization expenses was the result of new intangibles and technology being placed in service in the U.S. and International.

The following table summarizes total other expenses and income taxes for fiscal 2024, 2023 and 2022:

	Year Ended July 31,			2024 vs. 2023		2023 vs. 2022
(In thousands)	2024	2023	2022	Change	% Change	Change	% Change
Total other income (expenses)	$142,578	$67,759	$(34,043)	$74,819	110.4%	$101,802	299.0%
Income taxes	352,254	316,587	250,824	35,667	11.3%	65,763	26.2%

Other Income (Expenses). The increase in total other income for fiscal 2024 of $74.8 million, or 110.4% as compared to fiscal 2023 was primarily due to higher interest income earned from U.S. Treasury Bills, and gain on sale of fixed assets, net against a decrease in realized and unrealized foreign currency gains.

Income Taxes. Our effective income tax rates were 20.5% and 20.4%, for fiscal 2024 and 2023, respectively. The current and prior year’s effective tax rate was computed based on the U.S. federal statutory tax rate of 21.0%. The effective tax rate for the fiscal year ended July 31, 2024 was favorably impacted by $0.8 million of tax adjustments made in connection with finalizing our fiscal year 2023 tax return. The effective tax rate for fiscal year ending July 31, 2023 was favorably impacted by $1.5 million of tax adjustments made in connection with finalizing our fiscal year 2022 tax return. The effective tax rates in the current and prior year were also impacted by the recognition of excess tax benefits from the exercise of employee stock options of $14.8 million and $21.0 million for fiscal years 2024 and 2023, respectively.

Discussion of Fiscal Year ended July 31, 2023 compared to Fiscal Year ended July 31, 2022

For a discussion of fiscal 2023 as compared to fiscal 2022, please refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended July 31, 2023, filed with the SEC on September 28, 2023.

Liquidity and Capital Resources

The following table presents a comparison of key components of our liquidity and capital resources for fiscal 2024, 2023 and 2022, excluding additional funds available to us through our Revolving Loan Facility:

	July 31,			2024 vs. 2023		2023 vs. 2022
(In thousands)	2024	2023	2022	Change	% Change	Change	% Change
Cash, cash equivalents, and restricted cash	$1,514,111	$957,395	$1,384,236	$556,716	58.1%	$(426,841)	(30.8)%
Working capital	3,789,617	2,769,835	1,761,566	1,019,782	36.8%	1,008,269	57.2%

	Year Ended July 31,			2024 vs. 2023		2023 vs. 2022
(In thousands)	2024	2023	2022	Change	% Change	Change	% Change
Operating cash flows	$1,472,564	$1,364,210	$1,176,683	$108,354	7.9%	$187,527	15.9%
Investing cash flows	(940,079)	(1,892,049)	(442,310)	951,970	50.3%	(1,449,739)	(327.8)%
Financing cash flows	19,273	66,615	(382,693)	(47,342)	71.1%	449,308	117.4%

Capital expenditures, and acquisitions	$(493,328)	$(516,636)	$(444,052)	$23,308	4.5%	$(72,584)	(16.3)%

Cash, cash equivalents, and restricted cash increased $556.7 million and working capital increased $1,019.8 million at July 31, 2024, as compared to July 31, 2023. Cash, cash equivalents, and restricted cash increased primarily due to cash generated from operations and proceeds from stock option exercises. Working capital increased primarily from cash generated from operations and timing of cash receipts and payments, partially offset by capital expenditures and certain income tax benefits related to stock option exercises and timing of cash payments. Cash equivalents consisted of bank deposits, certificates of deposit, U.S. Treasury Bills, and funds invested in money market accounts, which bear interest at variable rates.

Historically, we have financed our growth through cash generated from operations, public offerings of common stock, equity issued in conjunction with certain acquisitions, and debt financing. Our primary source of cash generated by operations is from the collection of service fees and reimbursable advances from the proceeds of vehicle sales. We expect to continue to use cash flows from operations to finance our working capital needs and to develop and grow our business. In addition to our stock repurchase program, we are considering a variety of alternative potential uses for our remaining cash balances and our cash flows from operations. For further detail, see Notes to Consolidated Financial Statements, Note 9 – Long-Term Debt and Note 12 — Stockholders’ Equity and under the subheading “Credit Agreement” below.

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

We believe that our currently available cash and cash equivalents and cash generated from operations will be sufficient to satisfy our operating and working capital requirements in the foreseeable future. We expect to acquire or develop additional locations and expand some of our current facilities in the foreseeable future. We may raise additional cash through drawdowns on our Revolving Loan Facility or issuance of additional equity to fund this expansion. Although the timing and magnitude of growth through expansion and acquisitions are not predictable, the opening of new greenfield yards is contingent upon our ability to locate property that (i) is in an area in which we have a need for more capacity; (ii) has adequate size given the capacity needs; (iii) has the appropriate shape and topography for our operations; (iv) is reasonably close to a major road or highway; and (v) most importantly, has the appropriate zoning for our business.

As of July 31, 2024, $180.5 million of the $1.5 billion of cash, cash equivalents, and restricted cash was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., the repatriation of these funds could still be subject to the foreign withholding tax following the U.S. Tax Reform. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not require repatriation to fund our U.S. operations.

Net cash provided by operating activities increased for fiscal 2024 as compared to fiscal 2023 due to improved cash operating results primarily from an increase in service and vehicle sales revenues, partially offset by an increase in yard operations and general and administrative expenses, and changes in operating assets and liabilities. The change in operating assets and liabilities was primarily the result of an increase income tax payable of $24.7 million, and accounts payable of $41.5 million, partially offset by accounts receivable of $22.2 million, and prepaid expenses of $11.1 million.

Net cash used in investing activities decreased for fiscal 2024 as compared to fiscal 2023 due primarily to proceeds from the sale of held to maturity securities net against the purchase of held to maturity securities. Our capital expenditures are primarily related to acquiring land, opening and improving facilities, capitalized software development costs for new software for internal use and major software enhancements, acquiring yard equipment, and lease buyouts of certain facilities. We continue to develop, expand, and invest in new and existing facilities and standardize the appearance of existing locations. As of July 31, 2024, we had no material non-cancelable commitments for future capital expenditures.

Net cash provided by (used in) financing activities decreased in fiscal 2024 as compared to fiscal 2023 due primarily to a decrease in proceeds from the exercise of stock options, a reduction in principal payments on debt and a reduction in the drawdown on the revolver facility as discussed in further detail in the Notes to Consolidated Financial Statements, Note 12 — Stockholders’ Equity.

For a discussion of fiscal 2023 as compared to fiscal 2022, please refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended July 31, 2023, filed with the SEC on September 28, 2023.

Stock Repurchases

On September 22, 2011, our Board of Directors approved a 320 million share increase in our stock repurchase program, bringing the total current authorization to 784 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. For fiscal 2024, 2023, and 2022, we did not repurchase any shares of our common stock under the program. As of July 31, 2024, the total number of shares repurchased to date under the program was 458,196,792, and subject to applicable limitations under Delaware law, 325,803,208 shares were available for repurchase under our program.

In fiscal 2024, certain employees held stock option awards that could be exercised through a cashless exercise. For the years ended July 31, 2024, 2023 and 2022, no employee exercised stock options through a cashless exercise. If exercised a portion of the options exercised will be net settled in satisfaction of the exercise price and employees’ statutory withholding requirements. Any shares withheld for taxes are treated as a repurchase of shares for accounting purposes, but do not count against our stock repurchased program.

Credit Agreement

On December 21, 2021, we entered into a Second Amended and Restated Credit Agreement by and among Copart, certain subsidiaries of Copart party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent (the “Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement provides for a revolving loan facility of $1.250.0 million maturing on December 21, 2026 (including up to $550.0 million equivalent of borrowings in the Pounds Sterling, European Union Euro and Canadian dollars) with a $150.0 million equivalent sub-facility available to CPRT GmbH, a $150.0 million equivalent sub-facility available to Copart Autos España, S.L.U. and a $250.0 million sub-facility available to Copart UK Limited. The proceeds may be used for general corporate purposes, including working capital, capital expenditures, potential share repurchases, acquisition, or other investments relating to the Company’s expansion strategies in domestic and international markets.

We had $0.0 million and $11 million outstanding borrowings under the Revolving Loan Facility as of July 31, 2024 and July 31, 2023, respectively. The Credit Agreement contains customary affirmative and negative covenants and we were in compliance with all covenants related to the Credit Agreement as of July 31, 2024.

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

For further detail on both the Credit Agreement and Note Purchase Agreement, see Notes to Consolidated Financial Statements, Note 9 – Long-Term Debt .

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

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes.

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

Service revenues

Our service revenues consist of auction and auction-related sales transaction fees charged for vehicle remarketing services. Within this revenue category, our primary performance obligation is the auctioning of consigned vehicles through an online auction process. These auction and auction-related services may include a combination of vehicle purchasing fees, vehicle listing fees, and vehicle selling fees that can be based on a predetermined percentage of the vehicle sales price, tiered vehicle sales price driven fees, or at a fixed fee based on the sale of each vehicle regardless of the selling price of the vehicle; transportation fees for the cost of transporting the vehicle to or from our facility; title processing and preparation fees; vehicle storage fees; bidding fees; and vehicle loading fees. These services are not distinct within the context of the contract. Accordingly, revenue for these services is recognized when the single performance obligation is satisfied at the completion of the auction process. We do not take ownership of these consigned vehicles which are stored at our facilities located throughout the U.S. and international locations. These fees are recognized as net revenue (not gross vehicle selling price) at the time of auction in the amount of such fees charged.

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

No provision for returns has been established, as all sales are final with no right of return or warranty, except for separately identified vehicles subject to the arbitration policy, although we provide for expected credit losses in the case of non-performance by our buyers or sellers.

	Year Ended July 31,
(In thousands)	2024	2023	2022
Service revenues
United States	$3,126,102	$2,841,641	$2,533,165
International	434,900	356,487	319,875
Total service revenues	$3,561,002	$3,198,128	$2,853,040
Vehicle sales

Certain vehicles are purchased and remarketed on our own behalf. We have a single performance obligation related to the sale of these vehicles, which is the completion of the online auction process. Vehicle sales revenue is recognized on the auction date. As we act as a principal in vehicle sales transactions, the gross sales price at auction is recorded as revenue.

	Year Ended July 31,
(In thousands)	2024	2023	2022
Vehicle sales
United States	$338,633	$348,007	$411,985
International	337,188	323,383	235,896
Total vehicle sales	$675,821	$671,390	$647,881

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

Deferred income tax assets and liabilities are recognized based on differences between the financial reporting and income tax basis of assets and liabilities and are measured using the tax rates and laws enacted at the time of such determination. We regularly review our deferred tax assets for recoverability, and a valuation allowance is provided when it is more likely than not that some portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we make estimates and assumptions regarding projected future taxable income, the reversal of deferred tax liabilities and implementation of tax planning strategies. Changes in our assumptions could cause an increase or decrease to the valuation allowance resulting in an increase or decrease in our effective tax rate.

We recognize liabilities when we determine a tax position is not more likely than not to be sustained upon examination by the tax authorities. We use judgment in determining whether a tax position's technical merits are more likely than not to be sustained and in measuring the amount of tax benefit that qualifies for recognition. We recognize penalties and interest accrued related to income taxes as a component of the provision for income taxes. Although we believe the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different from what is reflected in the historical income tax provisions and accruals.

We recognize liabilities, if any, related to global low-taxed intangible income in the year in which the liability arises and not as a deferred tax liability.

Recently Issued Accounting Standards

For a description of the new accounting standards that affect us, refer to the Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our principal exposures to financial market risk are interest rate risk and foreign currency exchange rate and translation risk. We do not hold or issue financial instruments for trading purposes.

Interest Income Risk

The primary objective of our investment activities is to preserve principal while secondarily maximizing yields without significantly increasing risk. To achieve this objective in the current uncertain global financial markets, all cash and cash equivalents were held in bank deposits, U.S. Treasury Bills, and money market funds as of July 31, 2024. As the interest rates on a material portion of our cash and cash equivalents are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments. As of July 31, 2024, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgaged-backed securities. Based on the average cash balance held for fiscal 2024, a hypothetical 10% adverse change in our interest yield would not have materially affected our operating results.

Interest Expense Risk

Our total borrowings under the Revolving Loan Facility under the Second Amended and Restated Credit Agreement were $0.0 million as of July 31, 2024. The Revolving Loan Facility under the Second Amended and Restated Credit Agreement bears interest, at our election, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Federal Funds Rate, which is defined as a fluctuating rate per annum to the greatest of (A) the Federal Funds Rate in effect on such date plus 0.50% or (B) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate;” and (ii) SOFR for a one-month interest period for such date plus 1.0%, plus an applicable margin ranging from 0.00% to 0.75% based on our consolidated total net leverage ratio during the preceding fiscal quarter; or (b) the SOFR plus an applicable margin ranging from 1.00% to 1.75% depending on our consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable, arrears, at the end of each calendar quarter for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three-month interval in the case of loans with interest periods greater than three months) in the case of SOFR Loans. If interest rates were to increase by 10% it would not materially affect our operating results.

Foreign Currency and Translation Exposure

Fluctuations in foreign currencies create volatility in our reported results of operations because we are required to consolidate the results of operations of our foreign currency denominated subsidiaries. International net revenues are typically denominated in the local currency of each country and result from transactions by our operations in Canada, the U.K., Brazil, the Republic of Ireland, Germany, Finland, the U.A.E., Oman, Bahrain, and Spain. These operations also incur a majority of their expenses in the local currency, the Pounds Sterling, Canadian dollar, Brazilian real, European Union euro, U.A.E. dirham, Omani rial, and Bahraini dinar. Our international operations are subject to risks associated with foreign exchange rate volatility, which could have a material and adverse impact on our future results of operations. A hypothetical 10% adverse change in the value of the U.S. dollar relative to the Pounds Sterling, Canadian dollar, Brazilian real, European Union euro, U.A.E. dirham, Omani rial, and Bahraini dinar would not materially affect our operating results for fiscal 2024.

Fluctuations in foreign currencies also create volatility in our consolidated financial position because we are required to remeasure substantially all assets and liabilities held by our foreign subsidiaries at the current exchange rate at the close of the accounting period. At July 31, 2024, the cumulative effect of foreign exchange rate fluctuations on our consolidated financial position was a net translation loss of $143.0 million. This loss was recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income. A hypothetical 10% adverse change in the value of the U.S. dollar relative to the Pounds Sterling, Canadian dollar, Brazilian real, European Union euro, U.A.E. dirham, Omani rial, and Bahraini dinar. would not have materially affected our consolidated financial position. We do not hedge our exposure to translation risks arising from fluctuations in foreign currency exchange rates.

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

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of July 31, 2024, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our CEO and CFO. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluations, our CEO and CFO have concluded that, our Disclosure Controls were effective at the reasonable assurance level as of July 31, 2024.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate over time.

Management, including our CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2024. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of July 31, 2024. Ernst & Young LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2024 that materially affected, or are reasonably like to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Copart, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Copart, Inc.’s internal control over financial reporting as of July 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Copart, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of July 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company, and our report dated September 27, 2024, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas
September 27, 2024

Item 9B.    Other Information

During the three months ended July 31, 2024, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we intend to file a definitive proxy statement for our 2024 Annual Meeting of Stockholders (the Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included therein is incorporated herein by reference.

Item 10.        Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference to the proposal captioned “Election of Directors,” and the sections titled “Corporate Governance and Board of Directors” and “Related Person Transactions in our Proxy Statement.

Delinquent Section 16(a) Reports

During fiscal year 2024 we had a delinquent Section 16(a) Report due to an administrative oversight related to certain gift transfers by Mr. Adair on January 3, 2024, which were reported on April 1, 2024. There are no other delinquent Section 16(a) Reports during fiscal 2024.

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

Insider Trading Arrangements and Policies

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees, or the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of the Company’s insider trading policy has been filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11.        Executive Compensation

The information required by this item is incorporated herein by reference from the Proxy Statement under the headings “Executive Compensation Tables,” “Compensation of Directors and Chairman of the Board,” and “Corporate Governance and Board of Directors.”

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference from the Proxy Statement under the headings “Security Ownership” and “Executive Compensation Tables,” subheading “Equity Compensation Plan Information.”

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference from the Proxy Statement under the headings “Related Person Transactions,” “Corporate Governance and Board of Directors,” and under the proposal captioned “Election of Directors.”

Item 14.        Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference from the proposal captioned “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.        Exhibits, Financial Statement Schedules

The following documents are filed as part of this Form 10-K:

(a)Financial statements:
Our consolidated financial statements at July 31, 2024 and 2023 and for each of the three years in the period ended July 31, 2024 and the notes thereto, together with the report of the independent registered public accounting firm on those consolidated financial statements are hereby filed as part of this Annual Report on Form 10-K.

(b)Financial statement schedules:
No financial statement schedules are presented since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(c)Exhibits:
Exhibits required to be filed by this Item 15 are set forth in the Exhibit Index accompanying this Annual Report on Form 10-K.

Item 16.        Form 10-K Summary

None.

EXHIBIT INDEX

The following Exhibits are filed as part of, or incorporated by reference into this report.

Incorporated by reference herein
Exhibit Number		Description	Form	Date
3.1		Amended and Restated Certificate of Incorporation of Copart, Inc.	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 3.1	November 2, 2022
3.2		Amended and Restated Bylaws of Copart, Inc.	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 3.1	March 12, 2024
4.1		Description of Capital Stock	Annual Report on Form 10-K (File No. 000-23255), Exhibit No. 4.1	September 30, 2019
10.1	*	Copart Inc. 2007 Equity Incentive Plan, as Amended and Restated (2007 EIP)	Current Report on Form 8-K, (File No. 000-23255), Exhibit No. 1	December 22, 2016
10.2	*	Form of Performance Share Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	December 12, 2007
10.3	*	Form of Restricted Stock Unit Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.3	December 12, 2007
10.4	*	Form of Stock Option Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.5	December 12, 2007
10.5	*	Form of Restricted Stock Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.4	December 12, 2007
10.6	*	Copart, Inc. Executive Bonus Plan	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	March 5, 2021
10.7	*	Form of Indemnification Agreement signed by executive officers and directors	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	May 26, 2023
10.8	*	Copart, Inc. 2014 Employee Stock Purchase Plan	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	December 5, 2014
10.9	*	Executive Officer Employment Agreement, effective January 4, 2016, between the Registrant and Jeffrey Liaw.	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.26	November 23, 2015
10.10
Second Amended and Restated Credit Agreement, dated as of December 21, 2021, by and among Copart, certain subsidiaries of Copart. the lenders party thereto, and Bank of America,N.A., as administrative agent.
			Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	December 27, 2021
10.11		Executive Officer Employment Agreement, effective December 5, 2022, between the registrant and Leah Stearns	Quarterly Report on Form 10-Q (File No. 000-23255), Exhibit No. 10	February 24, 2023

Incorporated by reference herein
Exhibit Number		Description	Form	Date
10.12	*	Outside Director Compensation Program	—	Filed herewith
10.13		Corporate Aircraft Personal Use Policy	Current Report on Form 8-K (File No. 000-23255), Exhibit 10.1	March 12, 2024
19.1		Insider Trading Policy	—	Filed herewith
21.1		List of subsidiaries of Registrant	—	Filed herewith
23.1		Consent of Independent Registered Public Accounting Firm	—	Filed herewith
24.1		Power of Attorney (included on signature page)	—	Filed herewith
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.1	(1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.2	(1)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
97.1		Compensation Recovery Policy	—	Filed herewith
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Extension Definition
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL).
(1)		In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

*    Management contract, plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COPART, INC.

By:	/s/ JEFFREY LIAW
Jeffrey Liaw Chief Executive Officer (Principal Executive Officer)

Date: September 27, 2024

COPART, INC.

By:	/s/ LEAH STEARNS
Leah Stearns Chief Financial Officer (Principal Financial and Accounting Officer and duly Authorized Officer)

Date: September 27, 2024

POWER OF ATTORNEY

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey Liaw and Leah Stearns, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date
/s/ JEFFREY LIAW	Chief Executive Officer (Principal Executive Officer)	September 27, 2024
Jeffrey Liaw

/s/ LEAH STEARNS	Chief Financial Officer (Principal Financial and Accounting Officer)	September 27, 2024
Leah Stearns

/s/ A. JAYSON ADAIR	Executive Chairman	September 27, 2024
A. Jayson Adair

/s/ WILLIS J. JOHNSON	Chairman of the Board	September 27, 2024
Willis J. Johnson

/s/ MATT BLUNT	Director	September 27, 2024
Matt Blunt

/s/ STEVEN D. COHAN	Director	September 27, 2024
Steven D. Cohan

/s/ DANIEL ENGLANDER	Director	September 27, 2024
Daniel Englander

/s/ STEPHEN FISHER	Director	September 27, 2024
Stephen Fisher

/s/ CHERYLYN HARLEY LEBON	Director	September 27, 2024
Cherylyn Harley LeBon

/s/ JAMES E. MEEKS	Director	September 27, 2024
James E. Meeks

/s/ DIANE M. MOREFIELD	Director	September 27, 2024
Diane M. Morefield

/s/ CARL SPARKS	Director	September 27, 2024
Carl Sparks

/s/ THOMAS N. TRYFOROS	Director	September 27, 2024
Thomas N. Tryforos

Copart, Inc.
Index to Consolidated Financial Statements
and Financial Statement Schedule

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Copart, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Copart, Inc. (the Company) as of July 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in redeemable noncontrolling interest and stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2024 and 2023 and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of July 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated September 27, 2024 expressed an unqualified opinion thereon.

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
Dallas, Texas
September 27, 2024

COPART, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	July 31,
	2024	2023
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$1,514,111	$957,395
Investment in held to maturity securities	1,908,047	1,406,589
Accounts receivable, net	785,877	702,038
Vehicle pooling costs	132,638	123,725
Inventories	43,639	39,973
Income taxes receivable	—	6,574
Prepaid expenses and other assets	33,872	26,310
Total current assets	4,418,184	3,262,604
Property and equipment, net	3,175,838	2,844,339
Operating lease right-of-use assets	116,301	108,139
Intangibles, net	74,088	62,702
Goodwill	513,909	394,289
Other assets	129,444	65,806
Total assets	$8,427,764	$6,737,879
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$518,148	$440,810
Deferred revenue	28,121	26,117
Income taxes payable	60,994	4,374
Current portion of operating and finance lease liabilities	21,304	21,468
Total current liabilities	628,567	492,769
Deferred income taxes	93,653	89,492
Income taxes payable	59,560	69,193
Operating and finance lease liabilities, net of current portion	97,429	88,082
Long-term debt and other liabilities, net of discount	—	10,903
Total liabilities	879,209	750,439
Commitments and contingencies
Redeemable non-controlling interest	24,544	—
Stockholders’ equity:
Preferred stock: $0.0001 par value—5,000,000 shares authorized; none issued	—	—
Common stock: $0.0001 par value—1,600,000,000 shares authorized; 962,967,011 and 957,344,162 shares issued and outstanding, respectively	96	96
Additional paid-in capital	1,120,985	938,910
Accumulated other comprehensive loss	(142,972)	(141,006)
Retained earnings	6,545,902	5,189,440
Total stockholders’ equity	7,524,011	5,987,440
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$8,427,764	$6,737,879

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended July 31,
	2024	2023	2022
Service revenues and vehicle sales:
Service revenues	$3,561,002	$3,198,128	$2,853,040
Vehicle sales	675,821	671,390	647,881
Total service revenues and vehicle sales	4,236,823	3,869,518	3,500,921
Operating expenses:
Yard operations	1,710,084	1,518,029	1,309,497
Cost of vehicle sales	619,487	614,498	585,203
General and administrative	335,229	250,422	231,224
Total operating expenses	2,664,800	2,382,949	2,125,924
Operating income	1,572,023	1,486,569	1,374,997
Other income (expense):
Interest income (expense), net	145,673	65,928	(16,688)
Loss on extinguishment of debt	—	—	(16,759)
Other income (expense), net	(3,095)	1,831	(596)
Total other income	142,578	67,759	(34,043)
Income before income taxes	1,714,601	1,554,328	1,340,954
Income tax expense	352,254	316,587	250,824
Net income	1,362,347	1,237,741	1,090,130
Less: Net income (loss) attributable to redeemable noncontrolling interest	(673)	—	—
Net income attributable to Copart, Inc.	$1,363,020	$1,237,741	$1,090,130

Basic net income per common share	$1.42	$1.30	$1.15
Weighted average common shares outstanding	960,739	953,574	949,676

Diluted net income per common share	$1.40	$1.28	$1.13
Diluted weighted average common shares outstanding	974,798	966,647	964,604

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended July 31,
	2024	2023	2022
Comprehensive income, net of tax:
Net income	$1,362,347	$1,237,741	$1,090,130
Other comprehensive income:
Foreign currency translation adjustments	(1,966)	28,359	(68,505)
Comprehensive income	$1,360,381	$1,266,100	$1,021,625
Less: Comprehensive income/(loss) attributable to redeemable noncontrolling interest	$(673)	$—	$—
Comprehensive income attributable to Copart, Inc.	$1,361,054	$1,266,100	$1,021,625

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital
	Outstanding Shares	Amount			Retained Earnings	Total Stockholders’ Equity	Redeemable Noncontrolling Interest
Balances at July 31, 2021	948,057,092	$96	$761,762	$(100,860)	$2,868,203	$3,529,201	$—
Net income	—	—	—	—	1,090,130	1,090,130	—
Currency translation adjustment	—	—	—	(68,505)	—	(68,505)	—
Exercise of stock options, net of repurchased shares	3,620,988	—	28,108	—	(1,925)	26,183	—
Employee stock-based compensation	110,796	—	38,965	—	—	38,965	—
Shares issued for Employee Stock Purchase Plan	375,020	—	9,625	—	—	9,625	—
Balances at July 31, 2022	952,163,896	96	838,460	(169,365)	3,956,408	4,625,599	—
Net income	—	—	—	—	1,237,741	1,237,741	—
Currency translation adjustment	—	—	—	28,359	—	28,359	—
Exercise of stock options, net of repurchased shares	4,473,888	—	49,679	—	(4,709)	44,970	—
Employee stock-based compensation	257,700	—	39,673	—	—	39,673	—
Shares issued for Employee Stock Purchase Plan	448,678	—	11,098	—	—	11,098	—
Balances at July 31, 2023	957,344,162	96	938,910	(141,006)	5,189,440	5,987,440	—
Net income	—	—	—	—	1,363,020	1,363,020	(673)
Currency translation adjustment	—	—	—	(1,966)	—	(1,966)	—
Acquisition of controlling interest	2,499,993	—	112,075	—	—	112,075	25,217
Exercise of stock options, net of repurchased shares	2,560,852	—	24,260	—	(6,558)	17,702	—
Employee stock-based compensation	246,962	—	33,334	—	—	33,334	—
Shares issued for Employee Stock Purchase Plan	315,042	—	12,406	—	—	12,406	—
Balances at July 31, 2024	962,967,011	$96	$1,120,985	$(142,972)	$6,545,902	$7,524,011	$24,544

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended July 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$1,362,347	$1,237,741	$1,090,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt cost	190,256	159,684	138,605
Allowance for credit losses	3,914	1,946	1,349
Gain on extinguishment of liabilities	(4,058)	—	—
Equity in losses of unconsolidated affiliates	2,241	5,347	284
Stock-based compensation	35,234	39,673	38,965
Gain on sale of property and equipment	(2,386)	(1,846)	(939)
Loss on extinguishment of debt	—	—	16,759
Deferred income (benefits) taxes	(847)	9,946	17,017
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(145,385)	(123,207)	(97,750)
Vehicle pooling costs	(9,542)	(10,989)	(18,342)
Inventories	(3,698)	26,549	(10,851)
Prepaid expenses and other current and non-current assets	(71,067)	(59,949)	(5,156)
Operating lease right-of-use assets and lease liabilities	1,064	350	715
Accounts payable and accrued liabilities	59,528	18,010	36,306
Deferred revenue	1,867	5,896	(574)
Income taxes receivable	6,561	33,193	(29,884)
Income taxes payable	46,535	21,866	49
Net cash provided by operating activities	1,472,564	1,364,210	1,176,683
Cash flows from investing activities:
Purchases of property and equipment	(510,990)	(516,636)	(337,448)
Assets and liabilities acquired in connection with acquisition	17,662	—	(106,604)
Proceeds from sale of property and equipment	4,166	33,919	4,333
Investment in held to maturity securities	(4,087,162)	(1,406,588)	(374,866)
Proceeds from the sale of held to maturity securities	3,645,000	—	374,866
Investment in unconsolidated affiliate	(8,755)	(2,744)	(2,591)
Net cash used in investing activities	(940,079)	(1,892,049)	(442,310)
Cash flows from financing activities:
Proceeds from the exercise of stock options	24,260	49,679	28,108
Proceeds from the issuance of Employee Stock Purchase Plan shares	12,406	11,098	9,625
Payments for employee stock-based tax withholdings	(6,558)	(4,709)	(1,925)
Issuance of principal on revolver facility	—	44,494	—
Principal payments on revolver facility	(10,821)	(33,924)	—
Debt offering costs	—	—	(1,212)
Principal payments on long-term debt	—	—	(416,759)
Payments of finance lease obligations	(14)	(23)	(530)
Net cash provided by (used in) financing activities	19,273	66,615	(382,693)
Effect of foreign currency translation	4,958	34,383	(15,704)
Net (decrease) increase in cash, cash equivalents, and restricted cash	556,716	(426,841)	335,976
Cash, cash equivalents, and restricted cash at beginning of period	957,395	1,384,236	1,048,260
Cash, cash equivalents, and restricted cash at end of period	$1,514,111	$957,395	$1,384,236
Supplemental disclosure of cash flow information:
Interest paid	$3,127	$2,614	$18,539
Income taxes paid, net of refunds	$285,891	$257,514	$263,226
The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2024

NOTE 1 — Summary of Significant Accounting Policies

Basis of Presentation and Description of Business

Copart, Inc. (“the Company”) provides vehicle sellers with a full range of services to process and sell vehicles over the internet through the Company’s Virtual Bidding Third Generation (“VB3”) internet auction-style sales technology. Vehicle sellers consist primarily of insurance companies, but also include dealers, individuals, charities, rental, banks, finance companies, and fleet operators. The Company sells principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers, exporters, and directly to the general public. The majority of vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. The Company offers vehicle sellers a full range of services that expedite each stage of the vehicle sales process, minimize administrative and processing costs and maximize the ultimate sales price through the online auction process. In the United States (“U.S.”), Canada, Brazil, the Republic of Ireland, Finland, the United Arab Emirates (“U.A.E.”), Oman, and Bahrain, the Company sells vehicles primarily as an agent and derives revenue primarily from auction and auction-related sales transaction fees charged for vehicle remarketing services as well as fees for services subsequent to the auction, such as delivery and storage. In the United Kingdom (“U.K.”), Germany, and Spain, the Company operates both as an agent and on a principal basis, in some cases purchasing salvage vehicles outright and reselling the vehicles for its own account. In Germany and Spain, the Company also derives revenue from listing vehicles on behalf of insurance companies and insurance experts to determine the vehicle’s residual value and/or to facilitate a sale for the insured.
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

Both stock dividends increased the number of shares of common stock outstanding and all share and per share amounts have been retroactively adjusted for the stock dividends, as of the date earliest presented in these financial statements to the conform to current year presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates include, but are not limited to, vehicle pooling costs; income taxes; stock-based compensation; and contingencies. Actual results may differ from these estimates.

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

Service Revenues

The Company’s service revenues consist of auction and auction-related sales transaction fees charged for vehicle remarketing services. Within this revenue category, the Company’s primary performance obligation is the auctioning of consigned vehicles through an online auction process. These auction and auction-related services may include a combination of (i) vehicle purchasing fees, vehicle listing fees, and vehicle selling fees that can be based on a predetermined percentage of the vehicle sales price, tiered vehicle sales price driven fees, or at a fixed fee based on the sale of each vehicle regardless of the selling price of the vehicle; (ii) transportation fees for the cost of transporting the vehicle to or from the Company’s facility; (iii) title processing and preparation fees; (iv) vehicle storage fees; (v) bidding fees; and (vi) vehicle loading fees. These services are not distinct within the context of the contract. Accordingly, revenue for these services is recognized when the single performance obligation is satisfied at the completion of the auction process. The Company does not take ownership of these consigned vehicles, which are stored at the Company’s facilities located throughout the U.S. and at its international locations. These fees are recognized as net revenue (not gross vehicle selling price) at the time of auction in the amount of such fees charged.

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

No provision for returns has been established, as all sales are final with no right of return or warranty, except for separately identified vehicles subject to an arbitration policy, although the Company provides for expected credit losses in the case of non-performance by its buyers or sellers.

	Year Ended July 31,
(In thousands)	2024	2023	2022
Service revenues
United States	$3,126,102	$2,841,641	$2,533,165
International	434,900	356,487	319,875
Total service revenues	$3,561,002	$3,198,128	$2,853,040

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

	Year Ended July 31,
(In thousands)	2024	2023	2022
Vehicle sales
United States	$338,633	$348,007	$411,985
International	337,188	323,383	235,896
Total vehicle sales	$675,821	$671,390	$647,881

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

The change in the carrying amount of contract assets was as follows (In thousands):

Balance as of July 31, 2022	$4,778
Capitalized contract assets during the period	26,540
Costs amortized during the period	(5,770)
Effect of foreign currency exchange rates	178
Balance as of July 31, 2023	$25,726
Capitalized contract assets during the period	32,622
Costs amortized during the period	(9,017)
Effect of foreign currency exchange rates	(93)
Balance as of July 31, 2024	$49,238

Vehicle Pooling Costs

The Company defers costs that relate directly to the fulfillment of its contracts associated with vehicles consigned to and received by the Company, but not sold as of the end of the period. The Company quantifies the deferred costs using a calculation that includes the number of vehicles at its facilities at the beginning and end of the period, the number of vehicles sold during the period, and an allocation of certain yard operation costs for the period. The primary expenses allocated and deferred are inbound transportation costs, titling fees, certain facility costs, labor, and vehicle processing costs. If the allocation factors change, then yard operation expenses could increase or decrease correspondingly in the future. These costs are expensed into yard operations expenses as vehicles are sold in subsequent periods on an average cost basis.

Foreign Currency Translation

The Company records foreign currency translation adjustments from the process of translating the functional currency of the financial statements of its foreign subsidiaries into the U.S. dollar reporting currency. The Pounds Sterling, Canadian dollar, Brazilian real, European Union euro, U.A.E. dirham, Omani rial, and Bahraini dinar are the functional currencies of the Company’s foreign subsidiaries as they are the primary currencies within the economic environment in which each subsidiary operates. The original equity investment in the respective subsidiaries is translated at historical rates. Assets and liabilities of the respective subsidiary’s operations are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated into U.S. dollars at average exchange rates in effect during each reporting period. Adjustments resulting from the translation of each subsidiary’s financial statements are reported in other comprehensive income.

The cumulative effects of foreign currency exchange rate fluctuations were as follows (In thousands):

Cumulative loss on foreign currency translation as of July 31, 2022	$(169,365)
Gain on foreign currency translation	28,359
Cumulative loss on foreign currency translation as of July 31, 2023	$(141,006)
Loss on foreign currency translation	(1,966)
Cumulative loss on foreign currency translation as of July 31, 2024	$(142,972)

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
The amounts recorded for financial instruments in the Company’s consolidated financial statements, which included cash, restricted cash, accounts receivable, accounts payable, accrued liabilities, and amounts outstanding under the Revolving Loan Facility approximated their fair values as of July 31, 2024 and 2023, due to the short-term nature of those instruments and are classified within Level II of the fair value hierarchy. Cash equivalents and long-term debt are classified within Level II of the fair value hierarchy because they are valued using quoted market prices. Held to maturity investments are classified within Level I of the fair value hierarchy because they are valued at quoted prices for identical assets that are traded in active markets. See Note 9 – Long-Term Debt and Note 10 – Fair Value Measurements.

Cost of Vehicle Sales

Cost of vehicle sales includes the purchase price of vehicles sold for the Company’s own account.

Yard Operations

Yard operations expenses consist primarily of operating personnel (which includes yard management, clerical and yard employees); rent; vehicle transportation; insurance; property-related taxes; fuel; equipment maintenance and repair; and marketing costs directly related to the auction process.

General and Administrative Expenses

General and administrative expenses consist primarily of executive management, accounting, data processing, sales personnel, professional services, marketing expenses, and system maintenance and enhancements.

Advertising

All advertising costs are expensed as incurred and are included in yard operations expenses for costs directly related to the auction process and the remainder in general and administrative expenses on the consolidated statements of income. Advertising expenses were $26.1 million, $17.8 million, and $15.4 million for the years ended July 31, 2024, 2023, and 2022, respectively.

Other Income (Expense)

Other income (expense) consists primarily of interest income on U.S. Treasury Bills on held to maturity securities, interest expense on long-term debt; foreign exchange rate gains and losses; gains and losses from the disposal of assets, which will fluctuate based on the nature of these activities each period; and earnings from unconsolidated entities.

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
The Company applies the provisions of the accounting standard for uncertain tax positions to its income taxes. In determining net income for financial statement purposes, the Company makes certain estimates and judgments in the calculation of tax provisions and the resultant tax liabilities. In the ordinary course of business, there may be transactions and calculations where the ultimate tax outcome is uncertain. The calculation of tax liabilities involves dealing with uncertainties in the interpretation and application of complex tax laws, and judgment may be necessary to (i) determine whether, based on the technical merits, a tax position is more likely than not to be sustained and (ii) measure the amount of tax benefit that qualifies for recognition. The Company recognizes potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on an estimate of the ultimate resolution of whether, and the extent to which, additional taxes will be due. Although the Company believes the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different from what is reflected in the historical income tax provisions and accruals. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
Net Income Per Share

Basic net income per share amounts were computed by dividing consolidated net income by the weighted average number of common shares outstanding during the period. Diluted net income per share amounts were computed by dividing consolidated net income by the weighted average number of common shares outstanding plus dilutive potential common shares calculated for stock options, restricted stock, restricted stock units, and performance stock units outstanding during the period using the treasury stock method.

Redeemable Noncontrolling Interest

Redeemable noncontrolling interests represent a 20% noncontrolling ownership in Purple Wave, a consolidated subsidiary of the Company. Redeemable noncontrolling interests are presented outside of permanent equity on the consolidated balance sheets as they are redeemable by the holders of the noncontrolling interest and the redemption is outside the control of the Company. The redeemable noncontrolling interests were initially recorded at their issuance date fair value of $25.2 million. We record the carrying amount of the redeemable noncontrolling interests at the greater of (i) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss and its share of other comprehensive income or loss, and dividends or (ii) the redemption value. For interests that are redeemable in the future, we recognize changes in the redemption value immediately as they occur.

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

(In thousands)	July 31, 2024
	Amortized Cost	Gross Unrealized Gains	Fair Value
Investment in held to maturity securities	$1,908,047	$18,298	$1,926,345

(In thousands)	July 31, 2023
	Amortized Cost	Gross Unrealized Gains	Fair Value
Investment in held to maturity securities	$1,406,589	$8,314	$1,414,903

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

The Company generally does not require collateral on its accounts receivable. The Company estimates its allowances for credit loss based on historical collection trends, the age of outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Past-due account balances are written off when the Company’s internal collection efforts have been unsuccessful in collecting the amounts due. The Company does not have off-balance sheet credit exposure related to its customers, and to date, the Company has not experienced significant credit-related losses.

No single customer accounted for more than 10% of the Company’s consolidated revenues for the years ended July 31, 2024, 2023, and 2022.

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

Capitalized Software Costs

The Company capitalizes system development costs and website development costs related to the enterprise computing services during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three to seven years. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that impact the recoverability of these assets. Total gross capitalized software as of July 31, 2024 and 2023 was $105.0 million and $89.6 million respectively. Accumulated amortization expense related to software as of July 31, 2024 and 2023 totaled $68.0 million and $59.7 million, respectively.

Stock-Based Compensation

The Company accounts for stock-based awards to employees and non-employees using the fair value method as required by ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, consultants and directors based on estimated fair value. ASC 718 requires companies to estimate the fair value of stock-based awards on the measurement date. The value of the portion of the award that is ultimately expected to vest is recognized in expense over the requisite service periods.

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during a period from non-stockholder sources. For the years ended July 31, 2024, 2023 and 2022, accumulated other comprehensive income (loss) was the effect of foreign currency translation adjustments. Deferred taxes are not provided on cumulative translation adjustments where the Company expects earnings of a foreign subsidiary to be indefinitely reinvested.

Recently Issued Accounting Pronouncements

Pending
In March 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323) (“ASU 2023-02”), which allows the option for reporting entities to elect to account for their tax equity investments, using the proportional amortization method if certain conditions are met. The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company’s adoption of ASU 2023-02 is not expected to have a material impact on the Company’s consolidated results of operations and financial position.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07’), which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Management is currently evaluating ASU 2023-07 to determine its impact on the Company's disclosures.

On December 2023, the FASB issued ASU 2023-09, Income Taxes (Topics 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) to expand the disclosure requirements for income taxes, primarily related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. Management is currently evaluating ASU 2023-09 to determine its impact on the Company's disclosures.

Note 2 — Acquisitions
Fiscal Year 2024 Transactions

On October 6, 2023, the Company acquired an 80% controlling ownership in Purple Wave, an online offsite heavy equipment auction company. The Company acquired the controlling ownership by issuing 2.5 million shares of the Company’s common stock which was equal to the $108.0 million acquisition price divided by the 10-day volume average weighted price of the Company’s common stock prior to closing. Under U.S. GAAP, the fair value of the merger consideration paid for Purple Wave was $112.1 million and was determined on the basis of the closing price of the Company’s common stock on October 6, 2023. Substantially all of the merger consideration has preliminarily been allocated to intangible assets, including goodwill. The fair value of the 20% redeemable noncontrolling interest in Purple Wave was $25.2 million, and was estimated by applying the transaction method. Refer to Note 1 — Summary of Significant Accounting Policies for more details regarding the redeemable noncontrolling interests. Acquisition costs reflected in the general administrative line on the income statement were $1.2 million. The Company has finalized the allocation of fair value for acquired assets and liabilities. The resulting impact to the balance sheet and income statement were immaterial.

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

NOTE 3 — Accounts Receivable, Net

Accounts receivable, net consisted of:

	July 31,
(In thousands)	2024	2023
Advance charges receivable	$598,805	$537,261
Trade accounts receivable	173,652	157,083
Other receivables	25,953	16,334
	798,410	710,678
Less: Allowance for credit loss	(12,533)	(8,640)
Accounts receivable, net	$785,877	$702,038

Advance charges receivable represents amounts paid to third parties on behalf of insurance companies for which the Company will be reimbursed when the vehicle is sold. Advance charges are recovered within one year. Trade accounts receivable includes fees and gross auction proceeds to be collected from insurance companies and buyers.

NOTE 4 — Property and Equipment, Net

Property and equipment, net consisted of the following:

	July 31,
(In thousands)	2024	2023
Land	$2,027,639	$1,812,001
Buildings and improvements	1,482,891	1,339,820
Transportation and other equipment	604,977	490,136
Office furniture and equipment	97,576	91,031
Software	105,001	89,575
	4,318,084	3,822,563
Less: Accumulated depreciation and amortization	(1,142,246)	(978,224)
Property and equipment, net	$3,175,838	$2,844,339

Depreciation expense on property and equipment was $167.7 million, $139.9 million and $121.3 million for the years ended July 31, 2024, 2023, and 2022, respectively. Amortization expense of software was $8.6 million, $7.2 million, and $9.2 million for the years ended July 31, 2024, 2023 and 2022, respectively.

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

Leases - Lessee

The Company leases certain facilities and certain equipment under non-cancelable finance and operating leases, which are recorded as right-of-use assets and lease liabilities. Certain leases provide the Company with either a right of first refusal to acquire or an option to purchase a facility at fair value. Certain leases also contain escalation clauses and renewal option clauses calling for increased rents. Where a lease contains an escalation clause or a concession, such as a rent holiday or tenant improvement allowance, the Company includes these items in the determination of the right-of-use asset and the lease liabilities. The effects of these escalation clauses or concessions have been reflected in lease expense on a straight-line basis over the expected lease term and any variable lease payments subsequent to establishing the lease liability are expensed as incurred. The lease term commences on the date when the Company has the right to control the use of the leased property, which is typically before lease payments are due under the terms of the lease. Certain of the Company’s leases have renewal periods up to 40 years, exercisable at the Company’s option, and generally require the Company to pay property taxes, insurance and maintenance costs, in addition to the lease payments. At lease inception, the Company includes all renewals or option periods that are reasonably certain to be exercised when determining the expected lease term, as failure to renew the lease would impose an economic penalty.

Operating lease assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the expected lease term. To determine the present value of lease payments not yet paid, the Company estimates incremental borrowing rates based on the information available at the lease commencement date, as rates are not implicitly stated in the Company’s leases.

Components of lease expense were as follows:

	Year Ended July 31,
(In thousands)	2024	2023
Operating lease expense	$26,222	$26,646
Finance lease expense:
Amortization of right-of-use assets	14	23
Interest on finance lease liabilities	—	1
Short-term lease expense	4,371	4,554
Variable lease expense	1,359	1,178
Total lease expense	$31,966	$32,402

The components of right-of-use assets and lease liabilities on the consolidated balance sheets were as follows (In thousands):

Lease Asset and Liabilities	Balance Sheet Classification (In thousands)	July 31, 2024	July 31, 2023
Operating lease right-of-use assets	Operating lease right-of-use assets	$116,301	$108,139
Finance lease right-of-use assets	Property and equipment, net	—	30
Total lease assets, net		$116,301	$108,169

Operating lease liabilities - current	Current portion of operating and finance lease liabilities	$21,304	$21,455
Finance lease liabilities - current	Current portion of operating and finance lease liabilities	—	13
Operating lease liabilities - non-current	Operating and finance lease liabilities, net of current portion	97,429	88,082
Finance lease liabilities - non-current	Operating and finance lease liabilities, net of current portion	—	—
Total lease liabilities		$118,733	$109,550
The weighted-average remaining lease terms and discount rates as of July 31, 2024 were as follows:

	Weighted-Average Remaining Lease Term (In years)	Weighted-Average Discount Rate(1)
Operating leases	8.57	3.95%
(1)The Company cannot determine the interest rate implicit in the Company’s leases. Therefore, the discount rate represents the Company’s incremental borrowing rate and is determined based on the risk-free rate, adjusted for the risk premium attributed to the Company’s imputed corporate credit rating for a secured or collateralized instrument.
Supplemental cash flow information related to leases as of July 31, 2024 were as follows (In thousands):

	Year Ended July 31,
(In thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$25,320	$26,428
Operating cash flows related to finance leases	—	1
Financing cash flows related to finance leases	14	23
Right-of-use assets obtained in exchange for new operating lease liabilities	37,172	21,149
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—

The annual maturities of the Company’s lease liabilities as of July 31, 2024 were as follows:

Fiscal Year (In thousands)	Operating Leases
2025	$24,745
2026	20,978
2027	17,028
2028	15,513
2029	13,634
Thereafter	47,809
Total future lease commitments	$139,707
Less: imputed interest	(20,974)
Present value of lease liabilities	$118,733

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

Future lease payments receivable under operating leases with terms greater than one year as of July 31, 2024 were as follows:

Fiscal Year (In thousands)	Operating Leases
2025	$5,653
2026	5,209
2027	5,225
2028	4,493
2029	3,395
Thereafter	1,628
Total future lease payments receivable	$25,603

The cost of the leased space was $50.3 million and $51.2 million as of July 31, 2024 and 2023, respectively. The accumulated depreciation associated with the leased assets was $4.6 million and $3.8 million as of July 31, 2024 and 2023, respectively. Both the leased assets and accumulated depreciation are included in Property and equipment, net on the consolidated balance sheets. Rental income from these operating leases was $17.6 million and $18.8 million for the years ended July 31, 2024 and 2023, respectively, and is included within service revenues on the consolidated statements of income.

NOTE 6 — Goodwill

The change in the carrying amount of goodwill was as follows:

	July 31,
(In thousands)	2024	2023
Beginning balance	$394,289	$401,954
Adjustments related to business combinations	120,153	(14,249)
Effect of foreign currency exchange rates	(533)	6,584
Ending balance	$513,909	$394,289

In accordance with the guidance in ASC 350, goodwill is tested for impairment on an annual basis or upon the occurrence of circumstances that indicate that goodwill may be impaired.

The Company’s annual goodwill impairment analysis, which was performed qualitatively during the fourth quarter of fiscal 2024 and 2023, did not result in an impairment charge. This qualitative analysis, considered all relevant factors specific to the reporting units, including macroeconomic conditions; industry and market considerations; overall financial performance; and relevant entity-specific events.

NOTE 7 — Intangibles, Net

The following table sets forth intangible assets by major asset class:

	Gross Carrying Amount		Accumulated Amortization		Net Book Value		Weighted Average Remaining Useful Life (in years)
	July 31,		July 31,		July 31,		July 31,
(In thousands, except remaining useful life)	2024	2023	2024	2023	2024	2023	2024	2023
Amortized intangibles:
Supply contracts and customer relationships	$84,228	$84,614	$(47,864)	$(37,614)	$36,364	$47,000	4	4
Trade names	19,299	19,304	(12,705)	(11,045)	6,594	8,259	4	3
Licenses and databases	16,571	682	(1,996)	(682)	14,575	—	9	0
Indefinite-lived intangibles:
Trade names:	16,555	7,443	—	—	16,555	7,443	0	0
Total intangibles	$136,653	$112,043	$(62,565)	$(49,341)	$74,088	$62,702

Aggregate amortization expense on intangible assets was $13.4 million, $12.4 million, and $7.5 million for the years ended July 31, 2024, 2023, and 2022, respectively.

Intangible amortization expense for the next five fiscal years based upon July 31, 2024 intangible assets is expected to be as follows (In thousands):

2025	$(13,487)
2026	(12,257)
2027	(12,126)
2028	(11,134)
2029	(1,674)
Thereafter	(6,855)
Total future intangible amortization expense	$(57,533)

NOTE 8 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	July 31,
(In thousands)	2024	2023
Accounts payable to sellers	$169,413	$143,724
Buyer deposits and prepayments	155,911	138,476
Trade accounts payable	23,920	36,292
Accrued compensation and benefits	64,036	50,914
Taxes payable	8,220	(512)
Accrued insurance	11,065	4,850
Other accrued liabilities	85,583	67,066
Total accounts payable and accrued expenses	$518,148	$440,810

The Company is required to charge for and collect value added taxes ("VAT") on its sales on behalf of various international taxing authorities. The Company records VAT that the Company has billed to the buyers as VAT payable. In addition, the Company is required to pay VAT on its purchases. The Company records VAT that is charged by its vendors as VAT receivable. The Company is required to file VAT returns on at least a quarterly basis with the various international taxing authorities and is entitled to claim the VAT charged by the Company's vendors as VAT credit and these credits can be applied to the Company's VAT payables billed to the buyers. Accordingly, these VAT payables and receivables are presented as net amounts for financial statement purposes and are shown in the taxes payable line in the table above.

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

NOTE 9 – Long-Term Debt

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
The Second and Amended and Restated Credit Agreement provides for a revolving loan facility (the “Revolving Loan Facility”) of $1,250.0 million maturing on December 21, 2026 (including up to $550.0 million equivalent of borrowings in Pounds Sterling, European Union euro and Canadian dollars) with a $150.0 million equivalent sub-facility available to CPRT GmbH, a $150.0 million equivalent sub-facility available to Copart Autos España, S.L.U. and a $250.0 million equivalent sub-facility available to Copart UK Limited. The proceeds may be used for general corporate purposes, including working capital and capital expenditures, potential share repurchases, acquisitions, or other investments relating to the Company’s expansion strategies in domestic and international markets.

Borrowings under the Second Amended and Restated Credit Agreement bear interest based on, at our option, either (1) the applicable fixed rate plus 1.00% to 1.75% or (2) the daily rate plus 0.0% to 0.75%, in each case, depending on the Company’s consolidated total net leverage ratio. Additionally, the unused revolving commitments under the Second Amended and Restated Credit Agreement are subject to the payment of a customary commitment fee at a range of 0.175% to 0.275%, depending on the Company’s consolidated total net leverage ratio. The applicable fixed rates described above with respect to borrowings denominated in (1) U.S. Dollars is SOFR plus certain “spread adjustments” described in the Second Amended and Restated Credit Agreement, (2) Pounds Sterling is SONIA plus certain “spread adjustments” described in the Second Amended and Restated Credit Agreement, (3) the European Union euro is EURIBOR, and (4) Canadian dollars is CDOR. The Company had $0.0 million and $11.0 million outstanding borrowings under the Revolving Loan Facility as of July 31, 2024 and July 31, 2023, respectively.

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

The Second Amended and Restated Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Second Amended and Restated Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of July 31, 2024, the consolidated total net leverage ratio was (1.81):1. Minimum liquidity requirement as of July 31, 2024 was $4.6 billion. Accordingly, the Company does not believe that the provisions of the Second Amended and Restated Credit Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Second Amended and Restated Credit Agreement as of July 31, 2024.

In connection with entering into the Second Amended and Restated Credit Agreement, the Company incurred $2.7 million in costs, which was capitalized as debt issuance fees. The debt discount is amortized to interest expense over the term of the respective debt instruments and is included in other assets on the consolidated balance sheets as no amounts are outstanding on the Revolving Loan Facility.

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

On May 24, 2022, the Company paid $420.6 million to retire all of the Senior Notes which included an additional $16.8 million make-whole payment to the holders of the Senior Notes and $3.8 million in accrued interest.

NOTE 10 – Fair Value Measurements
The following table summarizes the carrying values and fair values of the Company’s financial instruments that were not carried at fair value in the consolidated balance sheets:

	July 31, 2024		July 31, 2023
(In thousands)	Carrying Value Total	Fair Value Total	Carrying Value Total	Fair Value Total
Assets
Cash equivalents	$1,125,231	$1,127,275	$674,980	$677,515
Investment in held to maturity securities	1,908,047	1,926,345	1,406,589	1,414,903
Total assets	$3,033,278	$3,053,620	$2,081,569	$2,092,418
Liabilities
Long-term debt, including current portion	$—	$—	$11,006	$11,006
Total liabilities	$—	$—	$11,006	$11,006

The Company has investments in U.S. Treasury Bills some of which mature over a period greater than 90 days and are classified as short-term investments. The U.S. Treasury Bills are carried at amortized cost and classified as held to maturity as the Company has the intent and the ability to hold them until they mature. The carrying value of the U.S. Treasury Bills are adjusted for accretion of discounts over the remaining life of the investment. Income related to the U.S. Treasury Bills is recognized in interest income in the Company’s consolidated statements of income. The U.S. Treasury Bills are classified within Level I of the fair value hierarchy.

During the year ended July 31, 2024, no transfers were made between any levels within the fair value hierarchy. See Note 1 — Summary of Significant Accounting Policies and Note 9 – Long-Term Debt.

NOTE 11 — Net Income Per Share

The table below reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Year Ended July 31,
(In thousands)	2024	2023	2022
Weighted average common shares outstanding	960,739	953,574	949,676
Effect of dilutive securities	14,059	13,073	14,928
Weighted average common and dilutive potential common shares outstanding	974,798	966,647	964,604

There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive net income per share calculation were 2,612,116; 8,333,268; and 14,891,048 options to purchase the Company’s common stock and restrictive stock for the years ended July 31, 2024, 2023 and 2022, respectively, because their inclusion would have been anti-dilutive.

NOTE 12 — Stockholders’ Equity

General

The Company has authorized the issuance of 1.6 billion shares of common stock, with a par value of $0.0001, of which 962,967,011 shares were issued and outstanding at July 31, 2024. As of July 31, 2024 and 2023, the Company had reserved 49,707,714 and 52,648,002 shares of common stock, respectively, for the issuance of options, restricted stock (“RSA”), restricted stock units (“RSU”), or performance stock units (“PSU”) granted under the Company’s equity incentive plans and 3,638,112 and 3,953,154 shares of common stock, respectively, for the issuance of shares under the Copart, Inc. Employee Stock Purchase Plan (“ESPP”). The Company has authorized the issuance of five million shares of preferred stock, with a par value of $0.0001, none of which were issued or outstanding at July 31, 2024 or 2023, which have the rights and preferences as the Company’s Board of Directors shall determine, from time to time.

Stock Repurchases

On September 22, 2011, the Company’s Board of Directors approved a 320 million share increase in the stock repurchase program, bringing the total current authorization to 784 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. For fiscal 2024, 2023 and 2022, the Company did not repurchase any shares of its common stock under the program. As of July 31, 2024, the total number of shares repurchased under the program was 458,196,792, and subject to applicable limitations under Delaware law, 325,803,208 shares were available for repurchase under our program.

In fiscal 2024, certain employees held stock option awards that could be exercised through a cashless exercise. For the years ended July 31, 2024, 2023 and 2022, no employee exercised stock options through a cashless exercise. If exercised a portion of the options exercised will be net settled in satisfaction of the exercise price and employees’ statutory withholding requirements. Any shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against our stock repurchase program.

Employee Stock Purchase Plan

The ESPP provides for the purchase of up to an aggregate of 40 million shares of common stock of the Company by employees pursuant to the terms of the ESPP. The Company’s ESPP was adopted by the Board of Directors and approved by the Company’s stockholders in 1994. The ESPP was amended and restated in 2003 and again approved by the stockholders. In 2014, a new ESPP was approved by the Board of Directors and approved by the Company’s stockholders. Under the ESPP, employees of the Company who elect to participate have the right to purchase common stock at a 15% discount from the lower of the market value of the common stock at the beginning or the end of each six month offering period. The ESPP permits an enrolled employee to have contributions withheld from their salary an amount up to 10% of their compensation (which amount may be increased from time to time by the Company but may not exceed 15% of compensation). No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) in any calendar year. The Compensation Committee of the Board of Directors administers the ESPP. The number of shares of common stock issued pursuant to the ESPP during the years ended July 31, 2024, 2023 and 2022 was 315,042; 448,714; and 375,020; respectively. As of July 31, 2024, there were 36,682,184 shares of common stock issued pursuant to the ESPP and 3,638,112 shares remain available for purchase under the ESPP.

Stock Options

In December 2007, the Company adopted the Copart, Inc. 2007 Equity Incentive Plan (“Plan”), presently covering an aggregate of 144 million shares of the Company’s common stock. The Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and other equity-based awards to employees and non-qualified stock options, restricted stock, restricted stock units and other equity-based awards to employees, officers, directors and consultants at prices not less than 100% of the fair market value for incentive and non-qualified stock options, as determined by the Board of Directors at the grant date. Incentive and non-qualified stock options may have terms of up to ten years and vest over periods determined by the Board of Directors. Options generally vest ratably over a five year period. The Plan replaced the Company’s 2001 Stock Option Plan. As of July 31, 2024, 21,137,327 shares were available for grant under the Plan and the number of options that were in-the-money was 22,290,519 at July 31, 2024.

The table below sets forth the stock-based compensation recognized by the Company for stock options, restricted stock, restricted unit awards, and performance stock units:

	Year Ended July 31,
(In thousands)	2024	2023	2022
General and administrative	$28,284	$32,747	$33,838
Yard operations	6,950	6,926	5,127
Total stock-based compensation	$35,234	$39,673	$38,965

Additionally, Purple Wave maintains an equity-based compensation plan for certain executives. Compensation cost attributable to Purple Wave equity-based compensation plan was $1.9 million and $0 included in stock based compensation for the fiscal years ended July 31, 2024 and 2023, respectively.

There were no material compensation costs capitalized as part of the cost of an asset as of July 31, 2024 and 2023. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

The fair value of each stock option, without a market-based condition was estimated on the measurement date using the Black-Scholes Merton (“BSM”) option-pricing model. For options that included a market-based condition either the Monte Carlo simulation model or a lattice model was used. The BSM option-pricing model utilized the following assumptions:

	July 31,
	2024			2023			2022
Expected life (in years)	5.0	—	6.3	5.0	—	6.3	5.1	—	6.8
Risk-free interest rate	3.86%	—	4.43%	3.67%	—	3.88%	0.82%	—	2.70%
Estimated volatility	30.1%	—	30.6%	29.6%	—	32.0%	27.9%	—	30.0%
Expected dividends	—%			—%			—%
Weighted average fair value at measurement date	$9.93			$12.10			$10.59

Expected life— Expected life represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

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

Net cash proceeds from the exercise of stock options were $24.3 million, $49.7 million and $28.1 million for the years ended July 31, 2024, 2023 and 2022, respectively.

A summary of the status of the Company’s unvested stock options awards and activity during the year ended July 31, 2024 was as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant- date Fair Value
Unvested shares at July 31, 2023	5,770	$8.72
Grants of non-vested shares	1,121	10.85
Vested	(2,713)	7.93
Forfeitures or expirations	—	—
Unvested shares at July 31, 2024	4,178	$9.80

The following is a summary of activity for the Company’s stock options for the year ended July 31, 2024:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2023	17,825	$15.47	4.67	$512,045
Grants of options	1,046	49.68
Exercises	(2,561)	9.47
Forfeitures or expirations	—	—
Outstanding as of July 31, 2024	16,310	$18.60	4.34	$550,115
Exercisable as of July 31, 2024	13,968	$15.41	3.72	$515,734
Vested and expected to vest as of July 31, 2024	16,272	$18.59	4.34	$549,123
The Company grants option awards to certain executives that contain service and market conditions. The options will become exercisable over five years, subject to continued service by the executive, with 20% vesting on the first anniversary of the grant date and the balance vesting monthly over the subsequent four years. Separate and apart from the time-based vesting schedule, the options are also subject to a market condition requiring the trading price of Copart, Inc. common stock on the NASDAQ Global Select Market to be greater than or equal to 125% of the exercise price of the options, determined both (i) at the time of any exercise, and (ii) based on the closing price on each of the twenty consecutive trading days preceding the date of any exercise. The exercise price of the options is equivalent to the closing price of the Company’s common stock on the grant date. The fair value of the awards is determined at the grant date using either the Lattice or Monte Carlo model, risk-free interest rates ranging from 0.71% to 3.57%, estimated volatility ranging from 25.2% to 29.3%, and no expected dividends. The total estimated compensation expense to be recognized by the Company over the five-year service period for these options was $50.1 million as of July 31, 2024 and will be recognized using the accelerated attribution method over each vesting tranche of the award. The Company recognized $7.4 million, $12.2 million and $9.8 million in compensation expense related to these awards for the years ended July 31, 2024, 2023 and 2022, respectively.

The following is a summary of activity for the Company’s stock option awards subject to market conditions for the year ended July 31, 2024:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2023	5,920	$24.37	7.43	$117,389
Grants of options	75	50.89
Exercises	—	—
Forfeitures or expirations	—	—
Outstanding as of July 31, 2024	5,995	$24.70	6.47	$165,656
Exercisable as of July 31, 2024	4,160	$23.23	6.22	$121,072
Vested and expected to vest as of July 31, 2024	5,988	$24.70	6.47	$165,464

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the year ended July 31, 2024 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on July 31, 2024. The aggregate intrinsic value of options exercised was $105.5 million, $131.1 million and $30.5 million in the years ended July 31, 2024, 2023 and 2022, respectively, and represents the difference between the exercise price of the option and the estimated fair value of the Company’s common stock on the dates exercised. As of July 31, 2024, the total compensation cost related to non-vested stock options granted to employees under the Company’s stock equity incentive plans but not yet recognized was $26.3 million. This cost will be amortized on a straight-line basis over a weighted average remaining term of 2.57 years. The fair value of options vested for the years ended July 31, 2024, 2023 and 2022 was $21.5 million, $24.5 million and $29.0 million, respectively.

The following table summarizes stock options outstanding and exercisable as of July 31, 2024:

(In thousands, except per share amounts)			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$4.37	—	$6.98	2,729	1.42	$5.22	2,730	$5.22
$7.74	—	$9.08	2,713	3.18	8.85	2,713	8.85
$10.99	—	$21.26	8,811	4.94	17.35	8,059	16.99
$22.15	—	$54.93	8,052	6.66	32.33	4,626	29.53
Outstanding as of July 31, 2024			22,305	4.91	$20.24	18,128	$17.20

The Company’s restricted stock awards (“RSA”), RSUs, and PSUs have generally been issued with vesting periods ranging from two years to five years. RSAs and RSUs vest solely on service conditions while PSUs will vest over five years, when and if certain financial performance targets are met. Accordingly, the Company recognizes compensation expense for RSA and RSU awards on a straight-line basis over the requisite service period of the award. Compensation expense for PSU awards is recognized on an accelerated attribution method when the achievement of certain financial performance targets appear probable and is recognized over the remaining requisite service period.

The following is a summary of activity for the Company’s RSAs, RSUs, ans PSUs for the for the year ended July 31, 2024:

(In thousands, except per share data)	Restricted and Performance Shares	Weighted Average Grant Date Fair Value
Outstanding as of July 31, 2023	800	$31.77
Grants	1,479	51.72
Vested	(391)	32.76
Forfeitures or expirations	(15)	34.84
Outstanding as of July 31, 2024	1,873	$47.29

NOTE 13 — Income Taxes

Income before taxes consisted of the following:

	Year Ended July 31,
(In thousands)	2024	2023	2022
U.S.	$1,593,381	$1,437,126	$1,241,177
International	121,220	117,202	99,777
Total income before taxes	$1,714,601	$1,554,328	$1,340,954

Income tax expense (benefit) from continuing operations consisted of the following:

	Year Ended July 31,
(In thousands)	2024	2023	2022
Federal:
Current	$271,820	$243,253	$179,840
Deferred	(1,174)	(4,642)	14,115
	270,646	238,611	193,955
State:
Current	49,539	47,507	33,078
Deferred	(1,611)	813	1,689
	47,928	48,320	34,767
International:
Current	34,179	26,150	23,247
Deferred	(499)	3,506	(1,145)
	33,680	29,656	22,102
Income tax expense	$352,254	$316,587	$250,824

A reconciliation of the expected U.S. statutory tax rate to the actual effective income tax rate is as follows:

	Year Ended July 31,
(In thousands)	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	2.4%	2.0%	1.3%
International rate differential	0.1%	(0.3)%	(0.5)%
Compensation and fringe benefits	(0.7)%	(1.0)%	(0.6)%
FDII and/or GILTI	(2.8)%	(2.8)%	(2.8)%
Federal return to provision adjustment	—%	(0.1)%	0.6%
Federal amended return adjustment	—%	—%	(1.3)%
Other differences	0.5%	1.6%	1.0%
Effective tax rate	20.5%	20.4%	18.7%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) are presented below:

	July 31,
(In thousands)	2024	2023
Deferred tax assets:
Allowance for credit loss	$2,483	$1,505
Accrued compensation and benefits	22,957	17,008
Operating lease liabilities	24,897	22,891
Accrued other	5,528	2,212
Deferred revenue	5,544	5,349
Losses carried forward/interest disallowance	48,599	41,589
Federal tax benefit	12,821	14,798
Total gross deferred tax assets	122,829	105,352
Less: Valuation allowance	(47,377)	(40,346)
Net deferred tax assets	75,452	65,006
Deferred tax liabilities:
Vehicle pooling costs	(27,716)	(25,808)
Property and equipment	(74,741)	(70,086)
Operating lease right-of-use assets	(24,612)	(23,169)
Other prepaids	(2,339)	(2,548)
Intangibles and goodwill	(38,279)	(33,150)
Total gross deferred tax liabilities	(167,687)	(154,761)
Net deferred tax liabilities	$(92,235)	$(89,755)

On December 22, 2017 legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Act”), was enacted. The Act contains Global Intangible Low-Taxed Income (“GILTI”) provisions, which first impacted the Company in fiscal year 2019. The GILTI provisions effectively subject income earned by the Company's foreign subsidiaries to current U.S. tax at a rate of 10.5%, less foreign tax credits. Under U.S. GAAP, the Company can make an accounting policy election to either recognize deferred taxes for temporary differences expected to impact GILTI in future years or provide for tax expense related to GILTI in the year the tax is incurred as a period expense. The Company has elected to treat tax generated by GILTI provisions as a period expense. The Company has no GILTI inclusion for the fiscal year ended July 31, 2024.

The Act also includes a favorable tax treatment for certain Foreign Derived Intangible Income (“FDII”), effective for the Company starting August 1, 2018. The Company’s estimate for FDII had a material impact to the effective income tax rate and income tax expense for the fiscal year ended July 31, 2024.

The Company’s effective income tax rates were 20.5%, 20.4%, and 18.7% for fiscal 2024, 2023 and 2022, respectively. The Company’s U.S. federal statutory tax rate for fiscal years 2024, 2023, and 2022 was 21.0%. The effective tax rate for the fiscal year ended July 31, 2024 was favorably impacted by $0.8 million of tax adjustments made in connection with finalizing the Company’s fiscal year 2023 tax return, and favorably impacted by a $47.7 million FDII deduction in the current year. The effective tax rate for the fiscal year ended July 31, 2023 was favorably impacted by $1.5 million of tax adjustments made in connection with finalizing the Company’s fiscal year 2022 tax return, and favorably impacted by a $42.6 million FDII deduction. The effective tax rate for the fiscal year ended July 31, 2022 was unfavorably impacted by a $8.2 million of tax adjustments made in connection with finalizing the Company’s fiscal year 2021 tax return, favorably impacted by a $17.0 million of tax items related to amending previously filed income tax returns, and favorably impacted by a $37.2 million FDII deduction.

The effective tax rates were also impacted by the recognition of excess tax benefits from the exercise of employee stock-based compensation of $14.8 million, $21.0 million, and $14.4 million, for the fiscal years ended July 31, 2024, 2023, and 2022, respectively.

The Company’s ability to realize deferred tax assets is dependent on its ability to generate future taxable income. Accordingly, the Company has established a valuation allowance in taxable jurisdictions where the utilization of the tax assets is uncertain. Additional timing differences or future tax losses may occur which could warrant a need for establishing additional valuation allowances against certain deferred tax assets. During fiscal year 2024, the Company recorded a $7.0 million increase in valuation allowances primarily due to additional operating losses and interest disallowance carryforward generated in foreign jurisdictions unlikely to be realized.

As of July 31, 2024 and 2023, the Company had foreign operating losses and interest disallowance carryforward of $48.6 million and $41.6 million (tax effected), respectively. The foreign operating losses, subject to certain limitations, usually can be carried forward indefinitely. However, these losses are subject to valuation allowance based on realizability. The valuation allowance for the fiscal year ended July 31, 2024 and 2023 was $47.4 million and $40.3 million, respectively, which are primarily related to operating losses in certain foreign jurisdictions.

The following table summarizes the activities related to the Company’s unrecognized tax benefits resulting from uncertain tax positions.

	July 31,
(In thousands)	2024	2023	2022
Beginning balance	$57,445	$55,754	$47,061
Increases related to current year tax positions	2,955	10,006	14,809
Prior year tax positions:
Increases recognized during the period	11	1,388	1,393
Decreases recognized during the period	(7,070)	(7,623)	(2,163)
Cash settlements during the period	(6,062)	(403)	(3,524)
Lapse of statute of limitations	(1,554)	(1,677)	(1,822)
Ending balance	$45,725	$57,445	$55,754

As of July 31, 2024 and 2023, if recognized, the portion of liabilities for unrecognized tax benefits resulting from uncertain tax positions that would favorably affect the Company’s effective tax rate was $36.1 million and $45.3 million, respectively. It is possible that the amount of unrecognized tax benefits will change in the next twelve months, due to tax legislation updates or future audit outcomes; however, an estimate of the range of the possible change cannot be made at this time.

The Company recognizes interest and penalties related to income tax matters in income tax expense. As of July 31, 2024, 2023 and 2022, the Company had accrued interest and penalties related to unrecognized tax benefits of $13.8 million, $11.7 million and $8.9 million, respectively.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is currently under examination by certain taxing authorities in the U.S. for fiscal years between 2018 and 2022. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company’s consolidated results of operations and financial position.

As of July 31, 2024, the Company has undistributed earnings of approximately $500.8 million generated by its foreign subsidiaries. As the Company determined these undistributed foreign earnings along with any additional outside basis differences were indefinitely reinvested as of July 31, 2024, no deferred tax was therefore provided. The Company believes it is not practicable to estimate the amount of deferred tax liability related to the entire outside basis differences due to the complexity of the calculation and the uncertainty regarding assumptions necessary to compute the tax. However, the Company would not anticipate any significant tax liability associated with the repatriation of the undistributed earnings.

NOTE 14 — Segments and Other Geographic Reporting

The Company’s U.S. and International regions are considered two separate operating segments and are disclosed as two reportable segments. The segments represent geographic areas and reflect how the chief operating decision maker allocates resources and measures results, including total revenues and operating income.

The following tables present financial information by segment:

	Year Ended July 31, 2024
(In thousands)	United States	International	Total
Service revenues	$3,126,102	$434,900	$3,561,002
Vehicle sales	338,633	337,188	675,821
Total service revenues and vehicle sales	3,464,735	772,088	4,236,823
Yard operations	1,440,707	269,377	1,710,084
Cost of vehicle sales	313,449	306,038	619,487
General and administrative	282,545	52,684	335,229
Operating income	$1,428,034	$143,989	$1,572,023

Depreciation and amortization, excluding debt costs	$161,685	$28,076	$189,761
Capital expenditures, including acquisitions	491,497	113,906	605,403
Total assets	7,386,103	1,041,661	8,427,764
Goodwill	390,421	123,488	513,909

	Year Ended July 31, 2023
(In thousands)	United States	International	Total
Service revenues	$2,841,641	$356,487	$3,198,128
Vehicle sales	348,007	323,383	671,390
Total service revenues and vehicle sales	3,189,648	679,870	3,869,518
Yard operations	1,292,527	225,502	1,518,029
Cost of vehicle sales	326,764	287,734	614,498
General and administrative	202,260	48,162	250,422
Operating income	$1,368,097	$118,472	$1,486,569

Depreciation and amortization, excluding debt costs	$135,804	$23,674	$159,478
Capital expenditures, including acquisitions	373,190	143,446	516,636
Total assets	5,825,064	912,815	6,737,879
Goodwill	270,269	124,020	394,289

	Year Ended July 31, 2022
(In thousands)	United States	International	Total
Service revenues	$2,533,165	$319,875	$2,853,040
Vehicle sales	411,985	235,896	647,881
Total service revenues and vehicle sales	2,945,150	555,771	3,500,921
Yard operations	1,123,986	185,511	1,309,497
Cost of vehicle sales	380,928	204,275	585,203
General and administrative	192,667	38,557	231,224
Operating income	$1,247,569	$127,428	$1,374,997

Depreciation and amortization, excluding debt costs	$120,635	$17,350	$137,985
Capital expenditures, including acquisitions	297,632	146,420	444,052
Total assets	4,615,788	693,076	5,308,864
Goodwill	270,269	131,685	401,954

NOTE 15 — Commitments and Contingencies

Commitments

Letters of Credit

Under a letter of credit facility separate from our Revolving Loan Facility, the Company had outstanding letters of credit of $14.8 million at July 31, 2024, which are primarily used to secure certain insurance obligations.

Contingencies

Legal Proceedings

The Company is subject to threats of litigation and is involved in actual litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage, contract disputes, and handling or disposal of vehicles. In addition, from time to time, the Company receives communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which the Company operates. Except as otherwise noted in this Note 15, there are no material pending legal proceedings to which the Company is a party, or with respect to which any of the Company’s property is subject.

The Company provides accruals for matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of any such matters on the Company’s future consolidated results of operations and cash flows cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of any such matters. The Company believes that any ultimate liability regarding existing litigation and claims would not have a material effect on its consolidated results of operations, financial position, or cash flows. However, legal and regulatory proceedings are inherently unpredictable, and the amount of the liabilities associated with claims, if any, cannot be determined with certainty. If one or more matters were resolved against us for amounts in excess of the Company’s expectations, the impact on the Company’s consolidated results of operations, financial position, or cash flow could be material. The Company maintains insurance which may or may not provide coverage for claims made against the Company. There is no assurance that there will be insurance coverage available when and if needed. Additionally, the insurance that the Company carries requires that the Company pay for costs and/or claims exposure up to the amount of the insurance deductibles.

The U.S. Department of Justice, Consumer Protection Branch (DOJ) is conducting an ongoing investigation into potential violations by the Company of certain money laundering laws related to its practices and procedures for preventing and detecting money-laundering activity by its auction platform members. In connection with this investigation, the Company received a letter from the DOJ in October 2023 in which the DOJ indicated the Company may have exposure as a result of potential violations of such money laundering statutes and regulations. The Company is cooperating with the DOJ’s investigation. At this time, we are unable to predict the duration, scope, or result of any potential governmental, criminal, or civil proceeding that may result, the imposition of fines and penalties, and/or other remedies, and as a result, are unable to predict the range of possible loss.

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

NOTE 17 — Related Party Transactions

There were no amounts due to or from related parties as of July 31, 2024 and 2023.

NOTE 18 — Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan covering its eligible employees. The plan is available to all U.S. employees who meet minimum age and service requirements and provides employees with tax deferred salary deductions and alternative investment options. The Company matches 20% of employee contributions up to 15% of employee salary deferral. The Company recognized expenses of $2.3 million, $2.2 million, and $1.9 million for the year ended July 31, 2024, 2023,and 2022, respectively, related to this plan.

The Company also sponsors an additional defined contribution plan for its U.K. employees, which is available to all U.K. employees who meet minimum service requirements. The Company matches up to 5% of employee contributions. The Company recognized expenses of $2.1 million, $1.6 million, and $1.4 million for the year ended July 31, 2024, 2023,and 2022, respectively, related to this plan.