Form 10-Q
period 2024-10-31
COPART INC
filed 2024-11-26
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 25, 2024, 963,528,402 shares of the registrant’s common stock were outstanding.

Copart, Inc.
Index to the Quarterly Report on Form 10-Q
October 31, 2024

Copart, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	October 31, 2024	July 31, 2024
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$3,698,118	$1,514,111
Investment in held to maturity securities	—	1,908,047
Accounts receivable, net	801,840	785,877
Vehicle pooling costs	147,792	132,638
Inventories	52,401	43,639
Prepaid expenses and other assets	32,966	33,872
Total current assets	4,733,117	4,418,184
Property and equipment, net	3,363,155	3,175,838
Operating lease right-of-use assets	113,557	116,301
Intangibles, net	72,512	74,088
Goodwill	514,483	513,909
Other assets	72,663	129,444
Total assets	$8,869,487	$8,427,764
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$582,215	$518,148
Deferred revenue	25,576	28,121
Income taxes payable	85,628	60,994
Current portion of operating and finance lease liabilities	21,436	21,304
Total current liabilities	714,855	628,567
Deferred income taxes	95,465	93,653
Income taxes payable	43,786	59,560
Operating and finance lease liabilities, net of current portion	95,435	97,429
Total liabilities	949,541	879,209
Commitments and contingencies
Redeemable non-controlling interest	23,634	24,544
Stockholders’ equity:
Preferred stock: $0.0001 par value - 5,000,000 shares authorized; none issued	—	—
Common stock: $0.0001 par value - 1,600,000,000 shares authorized; 963,524,402 and 962,967,011 shares issued and outstanding, respectively.	96	96
Additional paid-in capital	1,133,687	1,120,985
Accumulated other comprehensive loss	(144,739)	(142,972)
Retained earnings	6,907,268	6,545,902
Total stockholders’ equity	7,896,312	7,524,011
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$8,869,487	$8,427,764
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended October 31,
(In thousands, except per share amounts)	2024	2023
Service revenues and vehicle sales:
Service revenues	$986,336	$859,536
Vehicle sales	160,493	160,880
Total service revenues and vehicle sales	1,146,829	1,020,416
Operating expenses:
Facility operations	496,546	408,501
Cost of vehicle sales	138,178	147,896
General and administrative	105,738	68,643
Total operating expenses	740,462	625,040
Operating income	406,367	395,376
Other income (expense):
Interest income, net	45,547	32,005
Other (expense), net	(596)	(4,072)
Total other income	44,951	27,933
Income before income taxes	451,318	423,309
Income tax expense	90,142	90,777
Net income	361,176	332,532
Less: Net (loss) income attributable to redeemable noncontrolling interest	(910)	5
Net income attributable to Copart, Inc.	$362,086	$332,527

Basic net income per common share	$0.38	$0.35
Weighted average common shares outstanding	963,176	958,127

Diluted net income per common share	$0.37	$0.34
Diluted weighted average common shares outstanding	976,506	971,682
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended October 31,
(In thousands)	2024	2023
Comprehensive income, net of tax:
Net income	$361,176	$332,532
Other comprehensive income:
Foreign currency translation adjustments	(1,767)	(36,353)
Comprehensive income	359,409	296,179
Less: Comprehensive (loss) income attributable to redeemable noncontrolling interest	(910)	5
Comprehensive income attributable to Copart, Inc.	$360,319	$296,174
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Equity
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)			Redeemable Noncontrolling Interest
			Additional Paid-in Capital			Total Stockholders’ Equity
(In thousands, except share amounts)	Outstanding Shares	Amount			Retained Earnings
Balances at July 31, 2024	962,967,011	$96	$1,120,985	$(142,972)	$6,545,902	$7,524,011	$24,544
Net income	—	—	—	—	362,086	362,086	(910)
Currency translation adjustment	—	—	—	(1,767)	—	(1,767)	—
Exercise of stock options, net of repurchased shares	476,491	—	2,857	—	(720)	2,137	—
Stock-based compensation	80,900	—	9,845	—	—	9,845	—
Balances at October 31, 2024	963,524,402	96	1,133,687	(144,739)	6,907,268	7,896,312	23,634

	Common Stock			Accumulated Other Comprehensive Income (Loss)			Redeemable Noncontrolling Interest
			Additional Paid-in Capital			Total Stockholders’ Equity
(In thousands, except share amounts)	Outstanding Shares	Amount			Retained Earnings
Balances at July 31, 2023	957,344,162	$96	$938,910	$(141,006)	$5,189,440	$5,987,440	$—
Net income	—	—	—	—	332,527	332,527	5
Currency translation adjustment	—	—	—	(36,353)	—	(36,353)	—
Acquisition of noncontrolling interest	2,499,993	—	112,075	—	—	112,075	25,217
Exercise of stock options, net of repurchased shares	331,358	—	8,123	—	(711)	7,412	—
Stock-based compensation	32,761	—	8,316	—	—	8,316	—
Balances at October 31, 2023	960,208,274	96	1,067,424	(177,359)	5,521,256	6,411,417	25,222
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended October 31,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	361,176	$332,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt cost	54,862	43,350
Allowance for credit loss	1,094	1,049
Equity in losses of unconsolidated affiliates	(20)	(4,764)
Stock-based compensation	10,415	8,317
Gain on sale of property and equipment	(133)	(1,050)
Deferred income taxes	1,740	(988)
Changes in operating assets and liabilities:
Accounts receivable	(49,093)	(77,086)
Vehicle pooling costs	(15,218)	(4,377)
Inventories	(8,652)	(3,669)
Prepaid expenses, other current and non-current assets	59,026	(40,543)
Operating lease right-of-use assets and lease liabilities	883	366
Accounts payable and accrued liabilities	59,826	38,153
Deferred revenue	(2,564)	1,101
Income taxes receivable	1	6,135
Income taxes payable	8,931	76,720
Net cash provided by operating activities	482,274	375,246
Cash flows from investing activities:
Purchases of property and equipment	(236,758)	(162,260)
Purchase of assets and liabilities in connection with acquisitions	(1,257)	17,662
Proceeds from sale of property and equipment	243	924
Proceeds from the sale of held to maturity securities	1,940,000	1,380,000
Investment in unconsolidated affiliate	—	(1,001)
Net cash provided by investing activities	1,702,228	1,235,325
Cash flows from financing activities:
Proceeds from the exercise of stock options	2,857	8,123
Payments for employee stock-based tax withholdings	(720)	(711)
Payments of finance lease obligations	—	(5)
Net cash provided by financing activities	2,137	7,407
Effect of foreign currency translation	(2,632)	6,194
Net increase in cash, cash equivalents, and restricted cash	2,184,007	1,624,172
Cash, cash equivalents, and restricted cash at beginning of period	1,514,111	957,395
Cash, cash equivalents, and restricted cash at end of period	3,698,118	$2,581,567
Supplemental disclosure of cash flow information:
Interest paid	$10	$96
Income taxes paid, net of refunds	$80,826	$9,066
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Notes to Consolidated Financial Statements
October 31, 2024
(Unaudited)
NOTE 1 – Summary of Significant Accounting Policies
Basis of Presentation and Description of Business
Copart, Inc. (“the Company”) provides vehicle sellers with a full range of services to process and sell vehicles over the internet through the Company’s Virtual Bidding Third Generation (“VB3”) internet auction-style sales technology. Vehicle sellers consist primarily of insurance companies, but also include dealers, individuals, charities, rental car companies, banks, finance companies, and fleet operators. The Company sells principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers, exporters, and directly to the general public. The majority of vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. The Company offers vehicle sellers a full range of services that expedite each stage of the vehicle sales process, minimize administrative and processing costs and maximize the ultimate sales price through the online auction process. In the United States (“U.S.”), Canada, Brazil, the Republic of Ireland, Finland, the United Arab Emirates (“U.A.E.”), Oman, and Bahrain, the Company sells vehicles primarily as an agent and derives revenue primarily from auction and auction related sales transaction fees charged for vehicle remarketing services as well as fees for services subsequent to the auction, such as delivery and storage. In the United Kingdom (“U.K.”), Germany, and Spain, the Company operates both as an agent and on a principal basis, in some cases purchasing salvage vehicles outright and reselling the vehicles for its own account. In Germany and Spain, the Company also derives revenue from listing vehicles on behalf of insurance companies and insurance experts to determine the vehicle’s residual value and/or to facilitate a sale for the insured.
Principles of Consolidation
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature considered necessary for fair presentation of the Company’s financial position as of October 31, 2024 and July 31, 2024, its consolidated statements of income, comprehensive income, changes in redeemable noncontrolling interests and stockholders’ equity for the three months ended October 31, 2024 and 2023, and its cash flows for the three months ended October 31, 2024 and 2023. Interim results for the three months ended October 31, 2024 are not necessarily indicative of the results that may be expected for any future period, or for the entire year ending July 31, 2025. These consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2024. Certain prior year amounts have been reclassified to conform to current year presentation.
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

	Three months ended October 31,
(In thousands)	2024	2023
Service revenues
United States	$859,990	$762,524
International	126,346	97,012
Total service revenues	$986,336	$859,536
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

	Three Months Ended October 31,
(In thousands)	2024	2023
Vehicle sales
United States	$87,549	$78,382
International	72,944	82,498
Total vehicle sales	$160,493	$160,880
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

The change in the carrying amount of contract assets was as follows (In thousands):

Balance as of July 31, 2024	$49,238
Capitalized contract assets during the period	—
Costs amortized during the period	(2,398)
Effect of foreign currency exchange rates	(7)
Balance as of October 31, 2024	$46,833
Vehicle Pooling Costs
The Company defers costs that relate directly to the fulfillment of its contracts associated with vehicles consigned to and received by the Company, but not sold as of the end of the period. The Company quantifies the deferred costs using a calculation that includes the number of vehicles at its facilities at the beginning and end of the period, the number of vehicles sold during the period, and an allocation of certain facility operation costs of the period. The primary expenses allocated and deferred are inbound transportation costs, titling fees, certain facility costs, labor, and vehicle processing. If the allocation factors change, then facility operation expenses could increase or decrease correspondingly in the future. These costs are expensed into facility operations expenses as vehicles are sold in subsequent periods on an average cost basis.
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
The cumulative effects of foreign currency exchange rate fluctuations were as follows (In thousands):

Cumulative loss on foreign currency translation as of July 31, 2023	$(141,006)
Loss on foreign currency translation	(1,966)
Cumulative loss on foreign currency translation as of July 31, 2024	$(142,972)
Loss on foreign currency translation	(1,767)
Cumulative loss on foreign currency translation as of October 31, 2024	$(144,739)
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
The amounts recorded for financial instruments in the Company’s consolidated financial statements, which included cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximated their fair values as of October 31, 2024 and July 31, 2024, due to the short-term nature of those instruments and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments.

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
The Company had held to maturity securities comprised of U.S. Treasury Bills as of July 31, 2024. These investments were classified as held to maturity as the Company had the intent and ability to hold these investments until they matured. In the current period those held to maturity securities matured and the Company held no additional securities that met the classification as held to maturity. The table below shows the amortized cost, associated gross unrealized gains and associated fair value of held to maturity securities.

(In thousands)	October 31, 2024
	Amortized Cost	Gross Unrealized Gains	Fair Value
Investment in held to maturity securities	$—	$—	$—

(In thousands)	July 31, 2024
	Amortized Cost	Gross Unrealized Gains	Fair Value
Investment in held to maturity securities	$1,908,047	$18,298	$1,926,345
NOTE 2 — Acquisitions
Fiscal Year 2024 Transactions
On October 6, 2023, the Company acquired an 80% controlling ownership in Purple Wave, Inc., an online offsite heavy equipment auction company. The Company acquired the controlling ownership by issuing 2.5 million shares of the Company’s common stock which was equal to the $108.0 million acquisition price divided by the 10-day volume average weighted price of the Company’s common stock prior to closing. Under U.S. GAAP, the fair value of the merger consideration paid for Purple Wave, Inc. was $112.1 million and was determined on the basis of the closing price of the Company’s common stock on October 6, 2023. Substantially all of the merger consideration has been allocated to intangible assets, including goodwill. The fair value of the 20% redeemable noncontrolling interest in Purple Wave, Inc. was $25.2 million, and was estimated by applying the transaction method. Refer to Note 1 – Summary of Significant Accounting Policies for more details regarding the redeemable noncontrolling interests. Acquisition costs reflected in the general administrative line on the income statement were $1.2 million.

NOTE 3 — Accounts Receivable, Net
Accounts receivable, net consisted of:

(In thousands)	October 31, 2024	July 31, 2024
Advance charges receivable	$594,915	$598,805
Trade accounts receivable	204,512	173,652
Other receivables	16,041	25,953
	815,468	798,410
Less: Allowance for credit loss	(13,628)	(12,533)
Accounts receivable, net	$801,840	$785,877
Advance charges receivable represents amounts paid to third parties on behalf of insurance companies for which the Company will be reimbursed when the vehicle is sold. Advance charges are recovered within one year. Trade accounts receivable includes fees and gross auction proceeds to be collected from insurance companies and buyers.
NOTE 4 — Property and Equipment, Net
Property and equipment, net consisted of the following:

(In thousands)	October 31, 2024	July 31, 2024
Land	$2,174,815	$2,027,639
Buildings and improvements	1,531,047	1,482,891
Transportation and other equipment	640,980	604,977
Office furniture and equipment	98,036	97,576
Software	109,305	105,001
	4,554,183	4,318,084
Less: Accumulated depreciation and amortization	(1,191,028)	(1,142,246)
Property and equipment, net	$3,363,155	$3,175,838
Depreciation expense on property and equipment was $50.1 million and $40.0 million for the three months ended October 31, 2024 and 2023, respectively.
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
Components of lease expense were as follows:

	Three Months Ended October 31,
(In thousands)	2024	2023
Operating lease expense	$6,669	$6,669
Finance lease expense:
Amortization of right-of-use assets	—	5
Interest on finance lease liabilities	—	—
Short-term lease expense	2,137	929
Variable lease expense	687	213
Total lease expense	$9,493	$7,816
Supplemental cash flow information related to leases as of October 31, 2024 was as follows:

	Three Months Ended October 31,
(In thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$6,381	$6,215
Operating cash flows related to finance leases	—	—
Financing cash flows related to finance leases	—	5
Right-of-use assets obtained in exchange for new operating lease liabilities	389	24,312
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—
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
The cost of the leased space as of October 31, 2024 and July 31, 2024 was $50.3 million and $50.3 million, respectively. The accumulated depreciation associated with the leased assets as of October 31, 2024 and July 31, 2024 was $4.9 million and $4.6 million, respectively. Both the leased assets and accumulated depreciation are included in Property and equipment, net on the consolidated balance sheet. Rental income from these operating leases was $4.7 million and $4.4 million for the three months ended October 31, 2024 and 2023, respectively, and is included within Service revenues on the consolidated statements of income.
NOTE 6 – Goodwill and Intangible Assets
The following table sets forth amortizable intangible assets by major asset class:

(In thousands)	October 31, 2024	July 31, 2024
Amortized intangibles:
Supply contracts and customer relationships	$86,066	$84,228
Trade names	19,303	19,299
Licenses and databases	16,575	16,571
Indefinite-lived intangibles:
Trade names	16,580	16,555
Accumulated amortization	(66,012)	(62,565)
Intangibles, net	$72,512	$74,088
Aggregate amortization expense on amortizable intangible assets was $3.6 million and $3.1 million for the three months ended October 31, 2024 and 2023, respectively.

The change in the carrying amount of goodwill was as follows:

(In thousands)
Balance as of July 31, 2024	$513,909
Acquisitions during the period	207
Effect of foreign currency exchange rates	367
Balance as of October 31, 2024	$514,483
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
Borrowings under the Second Amended and Restated Credit Agreement bear interest based on, at our option, either (1) the applicable fixed rate plus 1.00% to 1.75% or (2) the daily rate plus 0.0% to 0.75%, in each case, depending on the Company consolidated total net leverage ratio. Additionally, the unused revolving commitments under the Second Amended and Restated Credit Agreement are subject to the payment of a customary commitment fee at a range of 0.175% to 0.275%, depending on the Company consolidated total net leverage ratio. The applicable fixed rates described above with respect to borrowings denominated in (1) U.S. Dollars is SOFR plus certain “spread adjustments” described in the Second Amended and Restated Credit Agreement, (2) Pounds Sterling is SONIA plus certain “spread adjustments” described in the Second Amended and Restated Credit Agreement, (3) Euro is EURIBOR, and (4) Canadian Dollars is CDOR. The Company had no outstanding borrowings under the Revolving Loan Facility as of October 31, 2024 and July 31, 2024.
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
The Second Amended and Restated Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Second Amended and Restated Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of October 31, 2024, the consolidated total net leverage ratio was (1.94):1. Minimum liquidity available as of October 31, 2024 was $4.9 billion. Accordingly, the Company does not believe that the provisions of the Second Amended and Restated Credit Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Second Amended and Restated Credit Agreement as of October 31, 2024.
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
NOTE 8 – Fair Value Measurements
The following table summarizes the carrying values and fair values of the Company’s financial instruments that were not carried at fair value in the consolidated balance sheets:

	October 31, 2024		July 31, 2024
(In thousands)	Carrying Value Total	Fair Value Total	Carrying Value Total	Fair Value Total
Assets
Cash equivalents	$3,300,454	$3,308,159	$1,125,231	$1,127,275
Investment in held to maturity securities	—	—	1,908,047	1,926,345
Total Assets	$3,300,454	$3,308,159	$3,033,278	$3,053,620
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

During the three months ended October 31, 2024, no transfers were made between any levels within the fair value hierarchy.
NOTE 9 – Net Income Per Share
The table below reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended October 31,
(In thousands)	2024	2023
Weighted average common shares outstanding	963,176	958,127
Effect of dilutive securities	13,330	13,555
Weighted average common and dilutive potential common shares outstanding	976,506	971,682
There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive net income per share calculation were 1,105,573 and 300,000 options to purchase the Company’s common stock and restrictive stock for the three months ended October 31, 2024 and 2023, respectively, because their inclusion would have been anti-dilutive.

NOTE 10 – Stock-based Compensation
The Company recognizes compensation expense for stock option awards without a market condition on a straight-line basis over the requisite service period of the award. The following is a summary of activity for the Company’s stock options for the three months ended October 31, 2024:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2024	16,310	$18.60	4.34	$550,115
Grants of options	47	49.46
Exercises	(476)	6.27
Forfeitures or expirations	—	—
Outstanding as of October 31, 2024	15,881	$19.07	4.19	$514,658
Exercisable as of October 31, 2024	13,694	$15.96	3.59	$486,208
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. The number of options that were in-the-money was 21,861,145 at October 31, 2024.
The Company grants option awards to certain executives that contain service and market conditions. The options will become exercisable over five years, subject to continued service by the executive, with 20% vesting on the first anniversary of the grant date and the balance vesting monthly over the subsequent four years. Separate and apart from the time-based vesting schedule, the options are also subject to a market condition requiring the trading price of the Company common stock on the Nasdaq Global Select Market to be greater than or equal to 125% of the exercise price of the options, determined both (i) at the time of any exercise, and (ii) based on the closing price on each of the twenty consecutive trading days preceding the date of any exercise. The exercise price of the options is equivalent to the closing price of the Company’s common stock on the grant date. The fair value of the awards is determined at the grant date using either Lattice or Monte Carlo model, risk-free interest rates ranging from 0.71% to 4.37%, estimated volatility ranging from 25.2% to 29.8%, and no expected dividends. The total estimated compensation expense to be recognized by the Company over the five-year service period for these options is $50.1 million and will be recognized using the accelerated attribution method over each vesting tranche of the award. The Company recognized $1.3 million and $2.2 million in compensation expense related to these awards in the three months ended October 31, 2024 and 2023, respectively.

The following is a summary of activity for the Company’s stock option awards subject to market conditions for the three months ended October 31, 2024:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2024	5,995	$24.70	6.47	$165,656
Grants of options	—	—
Exercises	—	—
Forfeitures or expirations	—	—
Outstanding as of October 31, 2024	5,995	$24.70	6.21	$160,500
Exercisable as of October 31, 2024	4,456	$23.30	5.97	$125,517

The table below sets forth the stock-based compensation recognized by the Company for stock options, restricted stock, and restricted unit awards:

	Three Months Ended October 31,
(In thousands)	2024	2023
General and administrative	$8,591	$6,951
Facility operations	1,824	1,556
Total stock-based compensation	$10,415	$8,507
Additionally, Purple Wave, Inc. maintains an equity-based compensation plan for certain executives. Compensation cost attributable to Purple Wave, Inc. equity-based compensation plan was $0.6 million and $0.2 million included in stock based compensation for the three months ended October 31, 2024 and 2023, respectively.

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
The following is a summary of activity for the Company’s RSA, RSU and PSU for the three months ended October 31, 2024:

(In thousands, except per share data)	Restricted and Performance Shares	Weighted Average Grant Date Fair Value
Outstanding as of July 31, 2024	1,873	$47.29
Grants	232	51.56
Vested	(42)	33.33
Forfeitures or expirations	(6)	40.84
Outstanding as of October 31, 2024	2,057	$48.12
NOTE 11 – Stock Repurchases
On September 22, 2011, the Company’s Board of Directors approved a 320 million share increase in the stock repurchase program, bringing the total current authorization to 784 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. The Company did not repurchase any shares of its common stock under the program during the three months ended October 31, 2024 or 2023. As of October 31, 2024, the total number of shares repurchased under the program was 458 million, and subject to applicable limitations under Delaware law, 326 million shares were available for repurchase under the program.
NOTE 12 – Income Taxes
The Company’s effective income tax rates were 20.0% and 21.4% for the three months ended October 31, 2024 and 2023, respectively, which differs from the U.S. statutory rate of 21% primarily due to state income taxes, deduction for Foreign Derived Intangible Income, and excess tax benefits associated with equity-based compensation.
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
NOTE 13 – Recent Accounting Pronouncements
Adopted
In March 2023 the FASB issued ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323), which allows the option for reporting entities to elect to account for their tax equity investments, using the proportional amortization method if certain conditions are met. The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company’s adoption of ASU 2023-02 does not have a material impact on the Company’s consolidated results of operations and financial position.
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
NOTE 14 – Legal Proceedings
The Company is subject to threats of litigation and is involved in actual litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage, contract disputes, and handling or disposal of vehicles. In addition, from time to time, the Company receives communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which the Company operates. Except as otherwise noted in this Note 14, there are no material pending legal proceedings to which the Company is a party, or with respect to which any of the Company’s property is subject.

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

The U.S. Department of Justice, Consumer Protection Branch (DOJ) is conducting an ongoing investigation into potential violations by the Company of certain money laundering laws related to its practices and procedures for preventing and detecting money-laundering activity by its auction platform members. In connection with this investigation, the Company received a letter from the DOJ in October 2023 in which the DOJ indicated the Company may have exposure as a result of potential violations of such money laundering statutes and regulations. The Company is cooperating with the DOJ’s investigation. At this time, we are unable to predict the timing, scope, or result of any potential governmental, criminal, or civil proceeding that may result, the imposition of fines and penalties, and/or other remedies, and as a result, we are unable to predict the range of possible loss.

NOTE 15 – Segments and Other Geographic Reporting
The Company’s U.S. and International regions are considered two separate operating segments and are disclosed as two reportable segments. The segments represent geographic areas and reflect how the chief operating decision maker allocates resources and measures results, including total revenues and operating income.
The following table presents financial information by segment:

	Three Months Ended October 31, 2024			Three Months Ended October 31, 2023
(In thousands)	United States	International	Total	United States	International	Total
Service revenues	$859,990	$126,346	$986,336	$762,524	$97,012	$859,536
Vehicle sales	87,549	72,944	160,493	78,382	82,498	160,880
Total service revenues and vehicle sales	947,539	199,290	1,146,829	840,906	179,510	1,020,416
Facility operations	423,617	72,929	496,546	349,594	58,907	408,501
Cost of vehicle sales	76,286	61,892	138,178	72,021	75,875	147,896
General and administrative	92,577	13,161	105,738	57,000	11,643	68,643
Operating income	$355,059	$51,308	$406,367	$362,291	$33,085	$395,376

Depreciation and amortization	$45,915	$7,712	$53,627	$36,936	$6,228	$43,164
Capital expenditures and acquisitions	211,917	26,098	238,015	216,131	40,542	256,673

	October 31, 2024			July 31, 2024
(In thousands)	United States	International	Total	United States	International	Total
Total assets	$7,756,673	$1,112,814	$8,869,487	$7,386,103	$1,041,661	$8,427,764
Goodwill	390,422	124,061	514,483	390,421	123,488	513,909

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Copart,” the “Company,” “we,” “us,” or “our” refer to Copart, Inc.
The following is a discussion and analysis of our financial condition and results of operations as of, and for, the periods presented and should be read in conjunction with our unaudited interim consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
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
Beyond our environmental stewardship, we also support the world’s communities in two important ways. First, we believe that we contribute to economic development and well-being by enabling more affordable access to mobility around the world. For example, many of the automobiles sold through our auction platform are purchased for use in developing countries where affordable transportation is a critical enabler of education, health care, and well-being. Secondly, we believe we play an important role in the communities we serve through our response to, and management of, catastrophic weather events. This includes our investments in equipment and infrastructure which support our overall disaster recovery efforts. For example, we mobilized our people, and engaged with a multitude of service providers to timely retrieve, store, and remarket tens of thousands of flood-damaged vehicles in South Florida in the wake of Hurricane Helene and Milton in the fall of 2024.
We provide vehicle sellers with a full range of services to process and sell vehicles primarily over the internet through our Virtual Bidding Third Generation internet auction-style sales technology, which we refer to as VB3. Vehicle sellers consist primarily of insurance companies, but also include dealers, individuals, charities, rental car companies, banks, finance companies, and fleet operators. We sell the vehicles principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers, exporters, and to the general public. The majority of the vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss; not economically repairable by the insurance companies; or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. We offer vehicle sellers a full range of services that help expedite each stage of the vehicle sales process, minimize administrative and processing costs, and maximize the ultimate sales price through the online auction process.
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
Operating Costs and Expenses:Facility operations expenses consist primarily of: (i) labor (operating personnel at facilities); (ii) transportation (miles traveled and fuel rates); (iii) facilities (maintenance, property-related taxes, rent, and insurance); (iv) other (marketing and auction related costs); and (v) costs of vehicles sold. General and administrative expenses consist primarily of executive management, accounting, data processing, sales personnel, professional services, marketing expenses, and technology enhancements and maintenance.
Other Income and Expense: Other income consists primarily of interest income on U.S. Treasury Bills, foreign exchange rate gains and losses; gains and losses from the disposal of assets, which will fluctuate based on the nature of these activities each period; fees and interest expense on the credit facility, and earnings from unconsolidated affiliates.
Liquidity and Cash Flows: Our primary source of working capital is cash operating results. The primary source of our liquidity is our cash and cash equivalents and our revolving credit commitments under the Second Amended and Restated Credit Agreement (the “Revolving Loan Facility.”). The primary factors affecting cash operating results are: (i) seasonality; (ii) market wins and losses; (iii) supplier mix; (iv) accident frequency; (v) total loss frequency; (vi) volume from our existing suppliers; (vii) commodity pricing; (viii) used car pricing; (ix) foreign currency exchange rates; (x) product mix; (xi) contract mix to the extent applicable; (xii) our capital expenditures; and (xiii) other macroeconomic factors. These factors are further discussed in the “Results of Operations” and “Risk Factors” sections of this Quarterly Report on Form 10-Q.
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
The following tables set forth operational facilities that we have opened and are now operational from August 1, 2023 through October 31, 2024:

United States Locations	Geographic Service Area	Date
Rutland	Vermont	August 2023
Phoenix	Arizona	November 2023
Austin	Texas	June 2024
Casper	Wyoming	July 2024
Napa	California	October 2024

International Locations	Geographic Service Area	Date
Corby, England	United Kingdom	October 2023
Glasgow, Scotland	United Kingdom	December 2023
Alhendin, Granada	Spain	January 2024
Gloucester, England	United Kingdom	March 2024
Barcelona, Spain	Spain	May 2024
Cookstown, Ontario	Canada	July 2024
St. Helens, England	United Kingdom	October 2024
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

Results of Operations
The following table shows certain data from our consolidated statements of income expressed as a percentage of total service revenues and vehicle sales for the three months ended October 31, 2024 and 2023:

	Three Months Ended October 31,
(In percentages)	2024	2023
Service revenues and vehicle sales:
Service revenues	86%	84%
Vehicle sales	14%	16%
Total service revenues and vehicle sales	100%	100%

Operating expenses:
Facility operations	43%	40%
Cost of vehicle sales	12%	14%
General and administrative	9%	7%
Total operating expenses	64%	61%
Operating income	36%	39%
Other income (expense)	3%	3%
Income before income taxes	39%	42%
Income taxes	8%	9%
Net income	31%	33%
Comparison of the Three Months Ended October 31, 2024 and 2023
The following table presents a comparison of service revenues for the three months ended October 31, 2024 and 2023:

	Three Months Ended October 31,
(In thousands)	2024	2023	Change	% Change
Service revenues
United States	$859,990	$762,524	$97,466	12.8%
International	126,346	97,012	29,334	30.2%
Total service revenues	$986,336	$859,536	$126,800	14.8%
Service Revenues. The increase in service revenues during the three months ended October 31, 2024 of $126.8 million, or 14.8%, as compared to the same period last year resulted from (i) an increase in the U.S. of $97.5 million and (ii) an increase in International of $29.3 million. The growth in the U.S. was driven primarily by an increase in volume and an increase in revenue per car. The growth in International, after excluding positive fluctuations in currency exchange rates of $2.1 million, was driven primarily by an increase in volume and an increase in revenue per car.
The following table presents a comparison of vehicle sales for the three months ended October 31, 2024 and 2023:

	Three Months Ended October 31,
(In thousands)	2024	2023	Change	% Change
Vehicle sales
United States	$87,549	$78,382	$9,167	11.7%
International	72,944	82,498	(9,554)	(11.6)%
Total vehicle sales	$160,493	$160,880	$(387)	(0.2)%

Vehicle Sales. The decrease in vehicle sales for the three months ended October 31, 2024 of $0.4 million, or 0.2%, as compared to the same period last year, resulted from (i) an increase in the U.S. of $9.2 million and (ii) a decrease in International of $9.6 million. The increase in the U.S. was primarily driven by an increase in volume. The decrease in international, after excluding positive fluctuations in currency exchange rates of $2.6 million, was primarily driven by a decrease in revenue per car due to lower auction selling prices, which we believe is due to change in mix of vehicles sold, offset by an increase in volume.
The following table presents a comparison of facility operations expenses for the three months ended October 31, 2024 and 2023:

	Three Months Ended October 31,
(In thousands)	2024	2023	Change	% Change
Facility operations expenses
United States	$423,617	$349,594	$74,023	21.2%
International	72,929	58,907	14,022	23.8%
Total facility operations expenses	$496,546	$408,501	$88,045	21.6%

Facility operations expenses, excluding depreciation and amortization
United States	$383,597	$316,478	$67,119	21.2%
International	65,472	52,920	12,552	23.7%

Facility depreciation and amortization
United States	$40,020	$33,116	$6,904	20.8%
International	7,457	5,987	1,470	24.6%
Facility Operations Expenses. The increase in facility operations expense for the three months ended October 31, 2024 of $88.0 million, or 21.6%, as compared to the same period last year resulted from (i) an increase in the U.S. of $74.0 million, and (ii) an increase in International of $14.0 million. The increase in the U.S. compared to the same period last year relates to an increase in volume, and an increase in non-CAT related subhaul, labor, facility costs, and employee benefits combined with one time CAT costs of $29 million associated with hurricanes Helene, and Milton. These costs are related to subhaul, labor costs incurred from overtime, increase of security costs, and increased travel and lodging. The increase in International, after excluding negative fluctuations in currency exchange rate of $1.7 million, is the result of an increase in volume and an increase in cost to process a car. Included in facility operations expenses were depreciation and amortization expenses. The increase in facility operations depreciation and amortization expenses during the three months ended October 31, 2024 as compared to the same period last year resulted primarily from depreciating new and expanded facilities placed into service in the U.S and International.
The following table presents a comparison of cost of vehicle sales for the three months ended October 31, 2024 and 2023:

	Three Months Ended October 31,
(In thousands)	2024	2023	Change	% Change
Cost of vehicle sales
United States	$76,286	$72,021	$4,265	5.9%
International	61,892	75,875	(13,983)	(18.4)%
Total cost of vehicle sales	$138,178	$147,896	$(9,718)	(6.6)%
Cost of Vehicle Sales. The decrease in cost of vehicle sales for the three months ended October 31, 2024 of $9.7 million, or 6.6%, as compared to the same period last year resulted from (i) an increase in the U.S. of $4.3 million and (ii) a decrease in International of $14.0 million. The increase in the U.S. was primarily the result of an increase in volume, offset by a lower average purchase price due to change in the mix of vehicles sold. The decrease in International after excluding the negative fluctuations of currency exchange rates of $2.1 million, was primarily due to a lower average purchase price due to a change in the mix of vehicles sold, offset by an increase in volume.

The following table presents a comparison of general and administrative expenses for the three months ended October 31, 2024 and 2023:

	Three Months Ended October 31,
(In thousands)	2024	2023	Change	% Change
General and administrative expenses
United States	$92,577	$57,000	$35,577	62.4%
International	13,161	11,643	1,518	13.0%
Total general and administrative expenses	$105,738	$68,643	$37,095	54.0%

General and administrative expenses, excluding depreciation and amortization
United States	$86,682	$53,180	$33,502	63.0%
International	12,906	11,402	1,504	13.2%

General and administrative depreciation and amortization
United States	$5,895	$3,820	$2,075	54.3%
International	255	241	14	5.8%
General and Administrative Expenses. The increase in general and administrative expenses for the three months ended October 31, 2024 of $37.1 million, or 54.0%, as compared to the same period last year resulted from (i) an increase in the U.S of $35.6 million and (ii) an increase in International of $1.5 million. Excluding depreciation and amortization, the increase in the U.S. of $33.5 million resulted primarily from increases in third party outside services including legal, compliance, and system implementations, labor costs, advertising, and travel. The increase in International of $1.5 million after excluding the negative fluctuations in currency exchange rates of $0.3 million, resulted primarily from increase in labor costs, advertising, and bank charges. Depreciation and amortization expenses for the three months ended October 31, 2024 as compared to the same period last year slightly increased as result of the addition of new intangible assets and technology assets being placed in service in the U.S. and Internationally.
The following table summarizes total other expense for the three months ended October 31, 2024 and 2023:

	Three Months Ended October 31,
(In thousands)	2024	2023	Change	% Change
Total other income	$44,951	$27,933	$17,018	60.9%
Other Income (Expense). The increase in total other income for the three months ended October 31, 2024 of $17.0 million as compared to the same period last year was primarily due to higher interest income earned from U.S. Treasury Bills.
The following table summarizes income taxes for the three months ended October 31, 2024 and 2023:

	Three Months Ended October 31,
(In thousands)	2024	2023	Change	% Change
Income taxes	$90,142	$90,777	$(635)	(0.7)%
Income Taxes. Our effective income tax rates were 20.0% and 21.4% for the three months ended October 31, 2024 and 2023, respectively. The effective tax rates in the current and prior year were impacted by the recognition of excess tax benefits from stock-based compensation. The recognition of excess tax benefits from the exercise of employee stock options is $4.6 million and $0.8 million for the three months ended October 31, 2024 and 2023, respectively.

Liquidity and Capital Resources
The following table presents a comparison of key components of our liquidity and capital resources at October 31, 2024 and July 31, 2024 and for the three months ended October 31, 2024 and 2023, respectively, excluding additional funds available to us through our Revolving Loan Facility:

(In thousands)	October 31, 2024	July 31, 2024	Change	% Change
Cash, cash equivalents, and restricted cash	$3,698,118	$1,514,111	$2,184,007	144.2%
Working capital	4,018,262	3,789,617	228,645	6.0%

	Three Months Ended October 31,
(In thousands)	2024	2023	Change	% Change
Operating cash flows	$482,274	$375,246	$107,028	28.5%
Investing cash flows	1,702,228	1,235,325	466,903	(37.8)%
Financing cash flows	2,137	7,407	(5,270)	(71.1)%

Capital expenditures and acquisitions	$(238,015)	$(256,673)	$18,658	7.3%

Cash, cash equivalents, and restricted cash and working capital increased $2,184.0 million and $228.6 million at October 31, 2024, respectively, as compared to July 31, 2024. Cash, cash equivalents, and restricted cash increased due to cash generated from operations, maturity of held to maturity securities and proceeds from stock option exercises not fully offset by capital expenditures. Working capital increased primarily from cash generated from operations and timing of cash receipts and payments, partially offset by capital expenditures, certain income tax benefits related to stock option exercises, and timing of cash payments. Cash equivalents consisted of bank deposits, U.S. Treasury Bills, and funds invested in money market accounts, which bear interest at variable rates.
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
We believe that our currently available cash and cash equivalents and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for the foreseeable future. We expect to acquire or develop additional locations and expand some of our current facilities in the foreseeable future. We may raise additional cash through drawdowns on our Revolving Loan Facility or potentially issue equity to fund this expansion. Although the timing and magnitude of growth through expansion and acquisitions are not predictable, the opening of new greenfield facilities is contingent upon our ability to locate property that (i) is in an area in which we have a need for more capacity; (ii) has adequate size given the capacity needs; (iii) has the appropriate shape and topography for our operations; (iv) is reasonably close to a major road or highway; and (v) most importantly, has the appropriate zoning for our business.
As of October 31, 2024, $220.5 million of the $3.7 billion of cash, cash equivalents, and restricted cash was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., the repatriation of these funds could still be subject to the foreign withholding tax following the U.S. Tax Reform. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not require repatriation to fund our U.S. operations.
Net cash provided by operating activities increased for the three months ended October 31, 2024 as compared to the same period in 2023 due to higher volumes and fee optimization. The change in operating assets and liabilities was primarily the result of an increase in cash provided by an decrease in accounts receivable of $28 million, a decrease in prepaid and other assets of $100 million. This is offset by cash used due to an decrease in income tax payable of $68 million and accounts payable of $22 million.

Net cash provided by investing activities increased for the three months ended October 31, 2024 as compared to the same period in 2023 due primarily to increased proceeds from the sale of held to maturity securities offset by increased capital expenditures. Our capital expenditures are primarily related to lease buyouts of certain facilities, acquiring land, opening and improving facilities, capitalized software development costs for new software for internal use and major software enhancements, and acquiring facility equipment. We continue to develop, expand and invest in new and existing facilities.
Net cash provided by financing activities decreased for the three months ended October 31, 2024 as compared to the same period in 2023 due primarily to a reduction of the receipt of proceeds from the exercise of stock options.
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
We had no outstanding borrowings under the Revolving Loan Facility as of October 31, 2024 and July 31, 2024. The Credit Agreement contains customary affirmative and negative covenants and we were in compliance with all covenants related to the Credit Agreement as of October 31, 2024.
Stock Repurchases
On September 22, 2011, our Board of Directors approved a 320 million share increase in our stock repurchase program, bringing the total current authorization to 784 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. We did not repurchase any shares of our common stock under the program during the three months ended October 31, 2024 or 2023. As of October 31, 2024, the total number of shares repurchased under the program was 458 million, and subject to applicable limitations under Delaware law, 326 million shares were available for repurchase under the program.

Critical Accounting Policies and Estimates
The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.
Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this Quarterly Report on Form 10-Q. There have been no material changes to the critical accounting policies and estimates from what was disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2024 filed with the SEC on September 27, 2024. Our significant accounting policies are described in the Notes to Unaudited Consolidated Financial Statements, Note 1 – Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q.
Recently Issued Accounting Standards
For a description of the new accounting standards that affect us, refer to the Notes to Unaudited Consolidated Financial Statements, Note 13 – Recent Accounting Pronouncements in this Quarterly Report on Form 10-Q.
Contractual Obligations and Commitments
There have been no material changes during the three months ended October 31, 2024 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2024, filed with the SEC on September 27, 2024.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information required under this Item from what was disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2024, filed with the SEC on September 27, 2024.

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
Changes in Internal Control Over Financial Reporting
In the ordinary course of business, we make changes to our systems and processes to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment.  Changes may include such activities as implementing new, more efficient systems and automating manual processes.  In the first quarter of fiscal 2025 we began implementing a new financial system, which will be completed in stages.  The first stage of the system implementation included our member billing in the United States.  This new financial system is a significant component of our internal control over our financial reporting.  We will continue to implement our new financial system, in stages, and each implementation will become a significant component of our internal control over financial reporting.
Except for the new financial system implementation noted above, there have been no changes in our internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably like to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of Legal Proceedings that affect us, refer to the Notes to Unaudited Consolidated Financial Statements, Note 14 – Legal Proceedings included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A, Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 31, 2024.
Risks Related to Our Business and Industry
We depend on a limited number of major vehicle sellers for a substantial portion of our revenues. The loss of one or more of these major sellers could adversely affect our consolidated results of operations and financial position, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.
Although no single customer accounted for more than 10% of our consolidated revenues during the three months ended October 31, 2024, a limited number of vehicle sellers historically have collectively accounted for a substantial portion of our revenues. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected revenues in those markets. There can be no assurance that our existing agreements will not be canceled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.
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
We first expanded our operations outside the U.S. in fiscal 2003 with an acquisition in Canada. Subsequently, in fiscal 2007 and fiscal 2008 we made significant acquisitions in the U.K., followed by acquisitions in the U.A.E., Brazil, Germany, and Spain in fiscal 2013, expansions into Bahrain and Oman in fiscal 2015, expansion into the Republic of Ireland and India in fiscal 2016, an acquisition in Finland in fiscal 2018, and an acquisition of a parts recycler in the U.K. in fiscal 2022. We continue to evaluate acquisitions and other opportunities outside of the U.S. Acquisitions or other strategies to expand our operations outside of the U.S. pose substantial risks and uncertainties that could have an adverse effect on our future operating results. In particular, we may not be successful in realizing anticipated synergies from these acquisitions, or we may experience unanticipated costs or expenses integrating the acquired operations into our existing business. We have and may continue to incur substantial expenses establishing new facilities and operations, acquiring buyers and sellers, and implementing shared services capabilities in international markets. Among other things, we plan to ultimately deploy our proprietary auction technologies at all of our foreign operations and we cannot predict whether this deployment will be successful or will result in increases in the revenues or operating efficiencies of any acquired companies relative to their historic operating performance. Integration of our respective operations, including information technology and financial and administrative functions, may not proceed as anticipated and could result in unanticipated costs or expenses such as capital expenditures that could have an adverse effect on our future operating results. We cannot provide any assurance that we will achieve our business and financial objectives in connection with these acquisitions or our strategic decision to expand our operations internationally.
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
For example, we implemented our online system across all of our U.S., Canada, and the U.K. storage facilities between fiscal 2004 and fiscal 2008 and experienced increases in revenues and average selling prices, as well as improved operating efficiencies in those markets. In considering new markets, we consider the potential synergies from the implementation of our model based in large part on our experience in the U.S., Canada, and the U.K. However, we cannot predict whether these synergies will also be realized in new markets.

Failure to maintain sufficient capacity to accept additional vehicles at one or more of our storage facilities could adversely affect our relationships with insurance companies or other sellers of vehicles.
Capacity at our storage facilities varies from period to period and from region to region. For example, following adverse weather conditions in a particular area, our facilities in that area may fill and limit our ability to accept additional salvage vehicles while we process existing inventories. For example, Hurricane Ida had, in certain quarters, an adverse effect on our operating results, in part because of facility capacity constraints in the impacted areas of the U.S. We regularly evaluate our capacity in all our markets and where appropriate, seek to increase capacity through the acquisition of additional land and facilities. We may not be able to reach agreements to purchase independent storage facilities in markets where we have limited excess capacity, zoning restrictions or difficulties obtaining and maintaining use permits, which may limit our ability to sustain and expand our capacity through acquisitions of new land. Failure to have sufficient capacity at one or more of our facilities could adversely affect our relationships with insurance companies or other sellers of vehicles, which could have an adverse effect on our consolidated results of operations and financial position.
Because the growth of our business has been due in large part to acquisitions and development of new facilities, the rate of growth of our business and revenues may decline if we are not able to successfully complete acquisitions and develop new facilities.
We seek to increase our sales and profitability through the acquisition of complementary businesses, additional facilities and the development of new facilities. Historically, the acquisition and development of new facilities has both enabled and resulted from market share gains in our core salvage vehicle remarketing business. For example, in fiscal 2022, we opened one new operational facility in Canada, one new operational facility in Spain, and five new operational facilities in the U.S. In fiscal 2023, we opened one new operational facility in Brazil, one new operational facility in Germany, one new operational facility in Canada, and eight new operational facilities in the U.S. In fiscal 2024, we opened three new operational facilities in the U.K., one new operational facility in Spain, one new operational facility in Canada, and four new operational facility in the U.S. As for strategic acquisitions of complementary businesses, we acquired National Powersport Auctions in fiscal 2017, we acquired Hills Motors in fiscal 2022, a used, or “green” parts recycler in the U.K. that has four operating facilities and in fiscal 2024, we acquired Purple Wave, Inc. an online offsite heavy equipment auction company. Acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers, the availability of affordable financing in the capital markets and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approvals on acceptable terms. There can be no assurance that we will be able to:
•    continue to acquire additional facilities on favorable terms;
•    expand existing facilities in no-growth regulatory environments;
•    obtain or retain buyers, sellers, and sales volumes in new markets or facilities;
•    increase revenues and profitability at acquired and new facilities;
•    maintain the historical revenue and earnings growth rates we have been able to obtain through facility openings and strategic acquisitions related to market share expansion in our core salvage vehicle remarketing business;
•    create new vehicle storage facilities that meet our current revenue and profitability requirements;
•    obtain necessary regulatory approvals under applicable antitrust and competition laws; or
•    identify and complete strategic acquisitions in complementary market segments.
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
•    manage overhead expenses and maintain operating efficiencies;
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
Mild weather conditions tend to result in a decrease in the available supply of salvage vehicles because traffic accidents decrease and fewer automobiles are damaged. Accordingly, mild weather can have an adverse effect on our salvage vehicle supply, which would be expected to have an adverse effect on our revenue and operating results and related growth rates. Conversely, our salvage vehicle supply will tend to increase in poor weather such as a harsh winter or as a result of adverse weather-related conditions such as flooding. During periods of mild weather conditions, our ability to increase our revenues and improve our operating results and related growth will be increasingly dependent on our ability to obtain additional vehicle sellers and to compete more effectively in the market, each of which is subject to the other risks and uncertainties described in these sections. In addition, extreme weather conditions, although they increase the available supply of salvage cars, can have an adverse effect on our operating results. For example, during fiscal 2023, we recognized substantial additional costs associated with Hurricane Ian. Weather events have had, in certain quarters, an adverse effect on our operating results, in part because of facility capacity constraints in the impacted areas of the U.S.
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
Participants in the vehicle sales industry are subject to, and may be required to expend funds to ensure compliance with a variety of laws, regulations, and ordinances. These include, without limitation, land use ordinances, business and occupational licensure requirements and procedures, vehicle titling, sales, and registration rules and procedures, and laws and regulations relating to the environment, anti-money laundering, anti-corruption, exporting, and reporting and notification requirements to agencies and law enforcement relating to vehicle transfers. Many of these laws and regulations are frequently complex and subject to interpretation, and failure to comply with present or future regulations or changes in interpretations of existing laws or regulations may result in impairment or suspension of our operations and the imposition of penalties and other liabilities. At various times, we may be involved in disputes with local governmental officials regarding the development and/or operation of our business facilities. We may be subject to similar types of regulations by governmental agencies in new markets. In addition, new legal or regulatory requirements or changes in existing requirements may delay or increase the cost of opening new facilities, may limit our base of vehicle buyers, may decrease demand for our vehicles, and may adversely impact our ability to conduct business. As described under Note 14 – Legal Proceedings, the U.S. Department of Justice, Consumer Protection Branch is conducting an ongoing investigation into potential violations by the Company of certain money laundering laws related to its practices and procedures for preventing and detecting money-laundering activity by its auction platform members. The Company is cooperating with the DOJ’s investigation. The Company may receive additional regulatory or governmental inquiries related to the matters that are the subject of the DOJ’s investigation. Any such inquiries or investigations may be time-consuming, costly, divert management resources, or otherwise have a material adverse effect on our business, financial condition or results of operation. These or other governmental investigations, inquiries, or lawsuits could lead to our incurring liability for damages or other costs, a criminal or civil proceeding, the imposition of fines and penalties, and/or other remedies, and reputational harm to our business, which can impact our ability to attract and retain customers and qualified personnel, as well as restrictions on or added costs for our business operations going forward.
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
We regularly evaluate and implement new technologies and processes to manage risks relating to cyber-attacks and system and network disruptions, including but not limited to usage errors by our employees, power outages, and catastrophic events such as fires, tornadoes, floods, hurricanes, and earthquakes. We have also enhanced our security protocols based on the investigation we conducted and in response to our prior attacks and service interruptions. Nevertheless, we cannot provide assurances that our efforts to address cyber security incidents and mitigate against the risk of future cyber security incidents or system disruptions will be successful. The techniques used by criminals to obtain unauthorized access to sensitive data change frequently and are often not recognized immediately. We may be unable to anticipate these techniques or implement adequate preventative measures and believe that cyber-attacks and threats against us have occurred in the past and are likely to continue in the future. If our systems are compromised, become inoperable for extended periods of time, or cease to function properly, we may have to make a significant investment to fix or replace them, and our ability to provide many of our electronic and online solutions to our customers may be impaired. In the event of another, more serious ransomware attack, we could suffer significant financial and reputational harm, regardless of whether we choose to pay the ransom amount. In addition, as cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Any of the risks described above could materially and adversely affect our consolidated results of operations and financial position.
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
To remain competitive, we must continue to enhance and improve the functionality and features of our websites and software. The internet and the online commerce industry are rapidly changing. In particular, the online commerce industry is characterized by increasingly complex systems and infrastructures. If competitors introduce new services embodying new technologies or if new industry standards and practices emerge, such as the increased use of artificial intelligence, machine learning and generative artificial intelligence, our existing websites and proprietary technology and systems may become obsolete. Our future success will depend on our ability to:
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
•    monetary policy and potential inflation impacts, including any adverse effects of inflation and/or interest rates on our cash reserves; and
•    political issues.
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
Our executive officers, directors and their affiliates beneficially own, in the aggregate, more than 10% of our issued and outstanding common stock as of October 31, 2024. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our amended and restated certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None
Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended October 31, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulations S-K Item 408.

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
Date: November 26, 2024