Form 10-Q
period 2025-01-31
COPART INC
filed 2025-02-26
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 25, 2025, 966,092,956 shares of the registrant’s common stock were outstanding.

Copart, Inc.
Index to the Quarterly Report on Form 10-Q
January 31, 2025

Copart, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	January 31, 2025	July 31, 2024
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$3,338,909	$1,514,111
Investment in held to maturity securities	458,542	1,908,047
Accounts receivable, net	882,745	785,877
Vehicle pooling costs	142,815	132,638
Inventories	59,072	43,639
Income taxes receivable	48,240	—
Prepaid expenses and other assets	36,460	33,872
Total current assets	4,966,783	4,418,184
Property and equipment, net	3,462,768	3,175,838
Operating lease right-of-use assets	114,839	116,301
Intangibles, net	68,083	74,088
Goodwill	509,670	513,909
Other assets	65,204	129,444
Total assets	$9,187,347	$8,427,764
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$562,205	$518,148
Deferred revenue	26,892	28,121
Income taxes payable	17,844	60,994
Current portion of operating and finance lease liabilities	22,696	21,304
Total current liabilities	629,637	628,567
Deferred income taxes	92,886	93,653
Income taxes payable	44,091	59,560
Operating and finance lease liabilities, net of current portion	96,701	97,429
Total liabilities	863,315	879,209
Commitments and contingencies
Redeemable non-controlling interest	22,775	24,544
Stockholders’ equity:
Preferred stock: $0.0001 par value - 5,000,000 shares authorized; none issued	—	—
Common stock: $0.0001 par value - 1,600,000,000 shares authorized; 966,053,166 and 962,967,011 shares issued and outstanding, respectively.	97	96
Additional paid-in capital	1,179,816	1,120,985
Accumulated other comprehensive loss	(171,560)	(142,972)
Retained earnings	7,292,904	6,545,902
Total stockholders’ equity	8,301,257	7,524,011
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$9,187,347	$8,427,764
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands, except per share amounts)	2025	2024	2025	2024
Service revenues and vehicle sales:
Service revenues	$991,281	$861,745	$1,977,617	$1,721,281
Vehicle sales	172,035	158,404	332,528	319,284
Total service revenues and vehicle sales	1,163,316	1,020,149	2,310,145	2,040,565
Operating expenses:
Facility operations	490,056	409,178	986,602	817,679
Cost of vehicle sales	147,707	146,819	285,885	294,715
General and administrative	99,342	84,252	205,080	152,895
Total operating expenses	737,105	640,249	1,477,567	1,265,289
Operating income	426,211	379,900	832,578	775,276
Other income (expense):
Interest income, net	40,747	33,956	86,294	65,961
Other (expense), net	(3,907)	(3,103)	(4,503)	(7,175)
Total other income	36,840	30,853	81,791	58,786
Income before income taxes	463,051	410,753	914,369	834,062
Income tax expense	76,510	85,226	166,652	176,003
Net income	386,541	325,527	747,717	658,059
Less: Net (loss) income attributable to redeemable noncontrolling interest	(859)	(108)	(1,769)	(103)
Net income attributable to Copart, Inc.	$387,400	$325,635	$749,486	$658,162

Basic net income per common share	$0.40	$0.34	$0.78	$0.69
Weighted average common shares outstanding	964,746	960,525	963,961	959,326

Diluted net income per common share	$0.40	$0.33	$0.77	$0.68
Diluted weighted average common shares outstanding	977,910	974,589	977,208	973,135
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands)	2025	2024	2025	2024
Comprehensive income, net of tax:
Net income	$386,541	$325,527	$747,717	$658,059
Other comprehensive income:
Foreign currency translation adjustments	(26,821)	32,080	(28,588)	(4,273)
Comprehensive income	359,720	357,607	719,129	653,786
Less: Comprehensive (loss) income attributable to redeemable noncontrolling interest	(859)	(108)	(1,769)	(103)
Comprehensive income attributable to Copart, Inc.	$360,579	$357,715	$720,898	$653,889
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Equity
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)			Redeemable Noncontrolling Interest
			Additional Paid-in Capital			Total Stockholders’ Equity
(In thousands, except share amounts)	Outstanding Shares	Amount			Retained Earnings
Balances at July 31, 2024	962,967,011	$96	$1,120,985	$(142,972)	$6,545,902	$7,524,011	$24,544
Net income	—	—	—	—	362,086	362,086	(910)
Currency translation adjustment	—	—	—	(1,767)	—	(1,767)	—
Exercise of stock options, net of repurchased shares	476,491	—	2,857	—	(720)	2,137	—
Stock-based compensation	80,900	—	9,845	—	—	9,845	—
Balances at October 31, 2024	963,524,402	96	1,133,687	(144,739)	6,907,268	7,896,312	23,634
Net income/(loss)	—	—	—	—	387,400	387,400	(859)
Currency translation adjustment	—	—	—	(26,821)	—	(26,821)	—
Exercise of stock options, net of repurchased shares	2,296,400	1	29,976	—	(1,764)	28,213	—
Stock-based compensation	69,085	—	8,749	—	—	8,749	—
Shares issued for Employee Stock Purchase Plan	163,279	—	7,404	—	—	7,404	—
Balances at January 31, 2025	966,053,166	97	1,179,816	(171,560)	7,292,904	8,301,257	22,775
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Equity (Continued)
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)			Redeemable Noncontrolling Interest
			Additional Paid-in Capital			Total Stockholders’ Equity
(In thousands, except share amounts)	Outstanding Shares	Amount			Retained Earnings
Balances at July 31, 2023	957,344,162	$96	$938,910	$(141,006)	$5,189,440	$5,987,440	$—
Net income	—	—	—	—	332,527	332,527	5
Currency translation adjustment	—	—	—	(36,353)	—	(36,353)	—
Acquisition of noncontrolling interest	2,499,993	—	112,075	—	—	112,075	25,217
Exercise of stock options, net of repurchased shares	331,358	—	8,123	—	(711)	7,412	—
Stock-based compensation	32,761	—	8,316	—	—	8,316	—
Balances at October 31, 2023	960,208,274	96	1,067,424	(177,359)	5,521,256	6,411,417	25,222
Net income	—	—	—	—	325,635	325,635	(108)
Currency translation adjustment	—	—	—	32,080	—	32,080	—
Exercise of stock options, net of repurchased shares	828,799	—	5,359	—	(1,453)	3,906	—
Stock-based compensation	119,004	—	8,601	—	—	8,601	—
Shares issued for Employee Stock Purchase Plan	155,419	—	5,961	—	—	5,961	—
Balances at January 31, 2024	961,311,496	96	1,087,345	(145,279)	5,845,438	6,787,600	25,114
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended January 31,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income	747,717	$658,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt cost	109,122	88,485
Allowance for credit losses	1,056	3,702
Equity in losses of unconsolidated affiliates	(61)	(5,402)
Stock-based compensation	19,732	17,676
Gain on sale of property and equipment	(194)	(971)
Deferred income taxes	47	(2,103)
Changes in operating assets and liabilities:
Accounts receivable	(133,024)	(169,508)
Vehicle pooling costs	(10,675)	(14,387)
Inventories	(16,175)	(2,994)
Prepaid expenses, other current and non-current assets	4,976	(35,040)
Operating lease right-of-use assets and lease liabilities	614	865
Accounts payable and accrued liabilities	44,765	6,556
Deferred revenue	(1,066)	(13)
Income taxes receivable	(48,239)	(10,463)
Income taxes payable	(58,194)	2,577
Net cash provided by operating activities	660,401	537,039
Cash flows from investing activities:
Purchases of property and equipment	(353,399)	(285,289)
Purchase of assets and liabilities in connection with acquisitions	(1,213)	17,662
Proceeds from sale of property and equipment	662	2,069
Purchases of held to maturity securities	(458,542)	(1,411,122)
Proceeds from held to maturity securities	1,940,000	1,430,000
Investment in unconsolidated affiliate	—	(1,000)
Net cash provided by (used in) investing activities	1,127,508	(247,680)
Cash flows from financing activities:
Proceeds from the exercise of stock options	32,833	13,482
Proceeds from the issuance of Employee Stock Purchase Plan shares	7,404	5,961
Payments for employee stock-based tax withholdings	(2,484)	(2,164)
Principal payments on revolver facility	—	(10,820)
Payments of finance lease obligations	(40)	(11)
Net cash provided by financing activities	37,713	6,448
Effect of foreign currency translation	(824)	3,746
Net increase in cash, cash equivalents, and restricted cash	1,824,798	299,553
Cash, cash equivalents, and restricted cash at beginning of period	1,514,111	957,395
Cash, cash equivalents, and restricted cash at end of period	3,338,909	$1,256,948
Supplemental disclosure of cash flow information:
Interest paid	$1,371	$2,036
Income taxes paid, net of refunds	$277,051	$188,480
Purchase of property and equipment through settlement of deposit	$57,453	$—
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Notes to Consolidated Financial Statements
January 31, 2025
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
Principles of Consolidation
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature considered necessary for fair presentation of the Company’s financial position as of January 31, 2025 and July 31, 2024, its consolidated statements of income, comprehensive income, changes in redeemable noncontrolling interests and stockholders’ equity for the three and six months ended January 31, 2025 and 2024, and its cash flows for the six months ended January 31, 2025 and 2024. Interim results for the three and six months ended January 31, 2025 are not necessarily indicative of the results that may be expected for any future period, or for the entire year ending July 31, 2025. These consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2024. Certain prior year amounts have been reclassified to conform to current year presentation.
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

	Three months ended January 31,		Six Months Ended January 31,
(In thousands)	2025	2024	2025	2024
Service revenues
United States	$868,130	$756,036	$1,728,120	$1,518,561
International	123,151	105,709	249,497	202,720
Total service revenues	$991,281	$861,745	$1,977,617	$1,721,281
Vehicle sales
Certain vehicles are purchased and remarketed on the Company’s own behalf. The Company has a single performance obligation related to the sale of these vehicles, which is the completion of the online auction process. Vehicle sales revenue is recognized on the auction date. As the Company acts as a principal in vehicle sales transactions, the gross vehicle selling price at auction is recorded as revenue.

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands)	2025	2024	2025	2024
Vehicle sales
United States	$106,715	$74,690	$194,265	$153,072
International	65,320	83,714	138,263	166,212
Total vehicle sales	$172,035	$158,404	$332,528	$319,284
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

The change in the carrying amount of contract assets was as follows (In thousands):

Balance as of July 31, 2024	$49,238
Capitalized contract assets during the period	—
Costs amortized during the period	(4,734)
Effect of foreign currency exchange rates	(11)
Balance as of January 31, 2025	$44,493
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
The cumulative effects of foreign currency exchange rate fluctuations were as follows (In thousands):

Cumulative loss on foreign currency translation as of July 31, 2023	$(141,006)
Loss on foreign currency translation	(1,966)
Cumulative loss on foreign currency translation as of July 31, 2024	$(142,972)
Loss on foreign currency translation	(28,588)
Cumulative loss on foreign currency translation as of January 31, 2025	$(171,560)
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
The amounts recorded for financial instruments in the Company’s consolidated financial statements, which included cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximated their fair values as of January 31, 2025 and July 31, 2024, due to the short-term nature of those instruments and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments.

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

(In thousands)	January 31, 2025
	Amortized Cost	Gross Unrealized Gains	Fair Value
Investment in held to maturity securities	$458,542	$389	$458,931

(In thousands)	July 31, 2024
	Amortized Cost	Gross Unrealized Gains	Fair Value
Investment in held to maturity securities	$1,908,047	$18,298	$1,926,345
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
NOTE 3 — Accounts Receivable, Net
Accounts receivable, net consisted of:

(In thousands)	January 31, 2025	July 31, 2024
Advance charges receivable	$666,627	$598,805
Trade accounts receivable	206,041	173,652
Other receivables	23,572	25,953
	896,240	798,410
Less: Allowance for credit loss	(13,495)	(12,533)
Accounts receivable, net	$882,745	$785,877
Advance charges receivable represents amounts paid to third parties on behalf of insurance companies for which the Company will be reimbursed when the vehicle is sold. Advance charges are recovered within one year. Trade accounts receivable includes fees and gross auction proceeds to be collected from insurance companies and buyers.

NOTE 4 — Property and Equipment, Net
Property and equipment, net consisted of the following:

(In thousands)	January 31, 2025	July 31, 2024
Land	$2,261,125	$2,027,639
Buildings and improvements	1,576,005	1,482,891
Transportation and other equipment	650,407	604,977
Office furniture and equipment	98,121	97,576
Software	112,720	105,001
	4,698,378	4,318,084
Less: Accumulated depreciation and amortization	(1,235,610)	(1,142,246)
Property and equipment, net	$3,462,768	$3,175,838
Depreciation and amortization expense on property and equipment was $50.8 million and $41.7 million for the three months ended January 31, 2025 and 2024, respectively, and $100.9 million and $81.7 million for the six months ended January 31, 2025 and 2024, respectively.
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
Components of lease expense were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands)	2025	2024	2025	2024
Operating lease expense	$7,624	$6,443	$14,293	$13,112
Finance lease expense:
Amortization of right-of-use assets	83	5	83	10
Interest on finance lease liabilities	171	—	171	—
Short-term lease expense	2,105	1,397	4,242	2,326
Variable lease expense	6	359	693	572
Total lease expense	$9,989	$8,204	$19,482	$16,020

Supplemental cash flow information related to leases as of January 31, 2025 was as follows:

	Six Months Ended January 31,
(In thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$13,773	$12,231
Operating cash flows related to finance leases	170	—
Financing cash flows related to finance leases	40	11
Right-of-use assets obtained in exchange for new operating lease liabilities	8,437	21,411
Right-of-use assets obtained in exchange for new finance lease liabilities	1,547	—
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
The cost of the leased space as of January 31, 2025 and July 31, 2024 was $50.3 million and $50.3 million, respectively. The accumulated depreciation associated with the leased assets as of January 31, 2025 and July 31, 2024 was $5.1 million and $4.6 million, respectively. Both the leased assets and accumulated depreciation are included in Property and equipment, net on the consolidated balance sheet. Rental income from these operating leases was $4.7 million and $4.2 million for the three months ended January 31, 2025 and 2024, respectively, and $9.4 million and $8.6 million for the six months ended January 31, 2025 and 2024, respectively, and is included within Service revenues on the consolidated statements of income.
NOTE 6 – Goodwill and Intangible Assets
The following table sets forth amortizable intangible assets by major asset class:

(In thousands)	January 31, 2025	July 31, 2024
Amortized intangibles:
Supply contracts and customer relationships	$84,863	$84,228
Trade names	19,272	19,299
Licenses and databases	16,543	16,571
Indefinite-lived intangibles:
Trade names	16,291	16,555
Accumulated amortization	(68,886)	(62,565)
Intangibles, net	$68,083	$74,088
Amortization expense on amortizable intangible assets was $3.4 million and $3.5 million for the three months ended January 31, 2025 and 2024, respectively, and $7 million and $6.7 million for the six months ended January 31, 2025 and 2024, respectively.
The change in the carrying amount of goodwill was as follows:

(In thousands)
Balance as of July 31, 2024	$513,909
Acquisitions during the period	207
Effect of foreign currency exchange rates	(4,446)
Balance as of January 31, 2025	$509,670
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
Borrowings under the Second Amended and Restated Credit Agreement bear interest based on, at our option, either (1) the applicable fixed rate plus 1.00% to 1.75% or (2) the daily rate plus 0.0% to 0.75%, in each case, depending on the Company’s consolidated total net leverage ratio. Additionally, the unused revolving commitments under the Second Amended and Restated Credit Agreement are subject to the payment of a customary commitment fee at a range of 0.175% to 0.275%, depending on the Company’s consolidated total net leverage ratio. The applicable fixed rates described above with respect to borrowings denominated in (1) U.S. Dollars is SOFR plus certain “spread adjustments” described in the Second Amended and Restated Credit Agreement, (2) Pounds Sterling is SONIA plus certain “spread adjustments” described in the Second Amended and Restated Credit Agreement, (3) Euro is EURIBOR, and (4) Canadian Dollars is CDOR. The Company had no outstanding borrowings under the Revolving Loan Facility as of January 31, 2025 and July 31, 2024.
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
The Second Amended and Restated Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Second Amended and Restated Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of January 31, 2025, the consolidated total net leverage ratio was (1.92):1. Minimum liquidity available as of January 31, 2025 was $5.0 billion. Accordingly, the Company does not believe that the provisions of the Second Amended and Restated Credit Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Second Amended and Restated Credit Agreement as of January 31, 2025.
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

NOTE 8 – Fair Value Measurements
The following table summarizes the carrying values and fair values of the Company’s financial instruments that were not carried at fair value in the consolidated balance sheets:

	January 31, 2025		July 31, 2024
(In thousands)	Carrying Value Total	Fair Value Total	Carrying Value Total	Fair Value Total
Assets
Cash equivalents	$2,926,303	$2,940,796	$1,125,231	$1,127,275
Investment in held to maturity securities	458,542	458,931	1,908,047	1,926,345
Total Assets	$3,384,845	$3,399,727	$3,033,278	$3,053,620
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

During the six months ended January 31, 2025, no transfers were made between any levels within the fair value hierarchy.
NOTE 9 – Net Income Per Share
The table below reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands)	2025	2024	2025	2024
Weighted average common shares outstanding	964,746	960,525	963,961	959,326
Effect of dilutive securities	13,164	14,064	13,247	13,809
Weighted average common and dilutive potential common shares outstanding	977,910	974,589	977,208	973,135
There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive net income per share calculation were 1,131,328 and 1,006,147 options to purchase the Company’s common stock and restricted stock for the three months ended January 31, 2025 and 2024, respectively, and 2,158,733 and 1,306,147 options to purchase the Company’s common stock and restricted stock for the six months ended January 31, 2025 and 2024, respectively, because their inclusion would have been anti-dilutive.

NOTE 10 – Stock-based Compensation
The Company recognizes compensation expense for stock option awards without a market condition on a straight-line basis over the requisite service period of the award. The following is a summary of activity for the Company’s stock options for the six months ended January 31, 2025:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2024	16,310	$18.60	4.34	$550,115
Grants of options	159	58.34
Exercises	(2,773)	11.84
Forfeitures or expirations	(5)	4.43
Outstanding as of January 31, 2025	13,691	$20.44	4.11	$513,715
Exercisable as of January 31, 2025	11,791	$17.40	3.54	$477,990
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. The number of options that were in-the-money was 19,574,145 at January 31, 2025.
The Company grants option awards to certain executives that contain service and market conditions. The options will become exercisable over five years, subject to continued service by the executive, with 20% vesting on the first anniversary of the grant date and the balance vesting monthly over the subsequent four years. Separate and apart from the time-based vesting schedule, the options are also subject to a market condition requiring the trading price of the Company common stock on the Nasdaq Global Select Market to be greater than or equal to 125% of the exercise price of the options, determined both (i) at the time of any exercise, and (ii) based on the closing price on each of the twenty consecutive trading days preceding the date of any exercise. The exercise price of the options is equivalent to the closing price of the Company’s common stock on the grant date. The fair value of the awards is determined at the grant date using either Lattice or Monte Carlo model, risk-free interest rates ranging from 0.71% to 4.37%, estimated volatility ranging from 25.2% to 29.8%, and no expected dividends. The total estimated compensation expense to be recognized by the Company over the five-year service period for these options is $50.1 million and $46.5 million has been recognized with the remaining to be recognized using the accelerated attribution method over each vesting tranche of the award. The Company recognized $1.0 million and $2.0 million in compensation expense related to these awards for the three months ended January 31, 2025 and 2024, and $2.3 million and $4.2 million in compensation expense related to these awards in the six months ended January 31, 2025 and 2024, respectively.

The following is a summary of activity for the Company’s stock option awards subject to market conditions for the six months ended January 31, 2025:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2024	5,995	$24.70	6.47	$165,656
Grants of options	—	—
Exercises	—	—
Forfeitures or expirations	—	—
Outstanding as of January 31, 2025	5,995	$24.70	5.96	$199,228
Exercisable as of January 31, 2025	4,769	$23.47	5.75	$164,361

The table below sets forth the stock-based compensation recognized by the Company for stock options, restricted stock, and restricted unit awards:

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands)	2025	2024	2025	2024
General and administrative	$7,498	$7,541	$16,089	$14,492
Facility operations	1,819	1,628	3,643	3,184
Total stock-based compensation	$9,317	$9,169	$19,732	$17,676

Additionally, Purple Wave, Inc. maintains an equity-based compensation plan for certain executives. Compensation cost attributable to Purple Wave, Inc. equity-based compensation plan was $0.6 million and $0.6 million the three months ended January 31, 2025 and 2024, and $1.1 million and $0.8 million included in stock based compensation for the six months ended January 31, 2025 and 2024, respectively.

The Company’s restricted stock awards (“RSA”), restricted stock unit awards (“RSU”), and performance stock units (“PSU”) have generally been issued with vesting periods ranging from two years to five years. RSA and RSU vest solely on service conditions while PSU will vest over five years, when and if certain financial performance targets are met. Accordingly, the Company recognizes compensation expense for RSA and RSU awards on a straight-line basis over the requisite service period of the award. Compensation expense for PSU is recognized on an accelerated attribution method when the achievement of certain financial performance targets appear probable and is recognized over the remaining requisite service period.
The following is a summary of activity for the Company’s RSA, RSU and PSU for the six months ended January 31, 2025:

(In thousands, except per share data)	Restricted and Performance Shares	Weighted Average Grant Date Fair Value
Outstanding as of July 31, 2024	1,873	$47.29
Grants	236	51.74
Vested	(144)	38.68
Forfeitures or expirations	(10)	44.60
Outstanding as of January 31, 2025	1,955	$48.73
NOTE 11 – Stock Repurchases
On September 22, 2011, the Company’s Board of Directors approved a 320 million share increase in the stock repurchase program, bringing the total current authorization to 784 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. The Company did not repurchase any shares of its common stock under the program during the six months ended January 31, 2025 or 2024. As of January 31, 2025, the total number of shares repurchased under the program was 458 million, and subject to applicable limitations under Delaware law, 326 million shares were available for repurchase under the program.
NOTE 12 – Income Taxes
The Company’s effective income tax rates were 18.2% and 21.1% for the six months ended January 31, 2025 and 2024, respectively, which differs from the U.S. statutory rate of 21% primarily due to state income taxes, deduction for Foreign Derived Intangible Income, and excess tax benefits associated with equity-based compensation.
The Company applies the provisions of the accounting standard for uncertain tax positions to its income taxes. For benefits to be realized, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.
The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is currently under examination by certain taxing authorities in the U.S. for fiscal years between 2020 and 2022. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company’s consolidated results of operations and financial position.

NOTE 13 – Recent Accounting Pronouncements
Adopted
In March 2023 the FASB issued ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323), which allows the option for reporting entities to elect to account for their tax equity investments, using the proportional amortization method if certain conditions are met. The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company’s adoption of ASU 2023-02 did not have a material impact on the Company’s consolidated results of operations and financial position.
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
On November 2024, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires disclosure of specified information about certain costs and expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied either prospectively or retrospectively. Management is currently evaluating this ASU to determine its impact on the Company's disclosures.
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

The U.S. Department of Justice, Consumer Protection Branch (DOJ) is conducting an ongoing investigation into potential violations by the Company of certain money laundering laws related to its practices and procedures for preventing and detecting money laundering activity by its auction platform members. In connection with this investigation, the Company received a letter from the DOJ in October 2023 in which the DOJ indicated the Company may have exposure as a result of potential violations of such money laundering statutes and regulations. The Company is cooperating with the DOJ’s investigation. At this time, we are unable to predict the timing, scope, or result of any potential governmental, criminal, or civil proceeding that may result, the imposition of fines and penalties, and/or other remedies, and as a result, we are unable to predict the range of possible loss.

NOTE 15 – Segments and Other Geographic Reporting
The Company’s U.S. and International regions are considered two separate operating segments and are disclosed as two reportable segments. The segments represent geographic areas and reflect how the chief operating decision maker allocates resources and measures results, including total revenues and operating income.
The following table presents financial information by segment:

	Three Months Ended January 31, 2025			Three Months Ended January 31, 2024
(In thousands)	United States	International	Total	United States	International	Total
Service revenues	$868,130	$123,151	$991,281	$756,036	$105,709	$861,745
Vehicle sales	106,715	65,320	172,035	74,690	83,714	158,404
Total service revenues and vehicle sales	974,845	188,471	1,163,316	830,726	189,423	1,020,149
Facility operations	418,824	71,232	490,056	343,689	65,489	409,178
Cost of vehicle sales	92,807	54,900	147,707	70,128	76,691	146,819
General and administrative	87,321	12,021	99,342	69,571	14,681	84,252
Operating income	$375,893	$50,318	$426,211	$347,338	$32,562	$379,900

Depreciation and amortization	$46,455	$7,744	$54,199	$38,344	$6,918	$45,262
Capital expenditures and acquisitions	153,212	20,868	174,080	83,861	39,168	123,029

	Six Months Ended January 31, 2025			Six Months Ended January 31, 2024
(In thousands)	United States	International	Total	United States	International	Total
Service revenues	$1,728,120	$249,497	$1,977,617	$1,518,561	$202,720	$1,721,281
Vehicle sales	194,265	138,263	332,528	153,072	166,212	319,284
Total service revenues and vehicle sales	1,922,385	387,760	2,310,145	1,671,633	368,932	2,040,565
Facility operations	842,441	144,161	986,602	693,283	124,396	817,679
Cost of vehicle sales	169,093	116,792	285,885	142,150	152,565	294,715
General and administrative	179,898	25,182	205,080	126,572	26,323	152,895
Operating income	$730,953	$101,625	$832,578	$709,628	$65,648	$775,276

Depreciation and amortization	$92,370	$15,456	$107,826	$75,280	$13,146	$88,426
Capital expenditures and acquisitions	365,129	46,966	412,095	299,992	79,710	379,702

	January 31, 2025			July 31, 2024
(In thousands)	United States	International	Total	United States	International	Total
Total assets	$8,047,720	$1,139,627	$9,187,347	$7,386,103	$1,041,661	$8,427,764
Goodwill	390,421	119,249	509,670	390,421	123,488	513,909

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
Key Financial Performance Measures
We monitor and analyze a number of key financial performance indicators in order to manage our business and evaluate our financial and operating performance. Such indicators include:
Service and Vehicle Sales Revenue: Our service revenues consist of auction and auction-related sales transaction fees charged for vehicle remarketing services. These auction and auction-related services may include a combination of the following: vehicle purchasing fees; vehicle listing fees; vehicle selling fees that can be based on a predetermined percentage of the vehicle sales price, tiered vehicle sales price fees, or at a fixed fee based on the sale of each vehicle regardless of the selling price of the vehicle; transportation fees for the cost of transporting the vehicle to or from our facility; title processing and preparation fees; vehicle storage fees; bidding fees; and vehicle loading fees. These fees are recognized as net revenue (not gross vehicle selling price) at the time of auction in the amount of such fees charged. Purchased vehicle revenue includes the gross sales price of the vehicles which we have purchased or are otherwise considered to own. We have certain contracts with insurance companies, primarily in the U.K., in which we act as a principal, purchasing vehicles and reselling them for our own account. We also purchase vehicles in the open market, primarily from individuals, and resell them for our own account.
Our revenue is impacted by several factors, including total loss frequency and the average vehicle auction selling price, as a significant amount of our service revenue is associated in some manner with the ultimate selling price of the vehicle. Vehicle auction selling prices are driven primarily by: (i) market demand for rebuildable, drivable vehicles; (ii) used car pricing, which we also believe has an impact on total loss frequency; (iii) end market demand for recycled and refurbished parts as reflected in demand from dismantlers; (iv) the mix of cars sold; (v) changes in the U.S. dollar exchange rate to foreign currencies, which we believe has an impact on auction participation by international buyers and; (vi) changes in commodity prices, particularly the per ton price for crushed car bodies, as we believe this has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling. We cannot specifically quantify the financial impact that commodity pricing, used car pricing, and product sales mix has on the selling price of vehicles, our service revenues, or financial results. Total loss frequency is the percentage of cars involved in accidents that insurance companies salvage rather than repair and is driven by the relationship between repair costs, used car values, and auction returns. Over the past 30 years we believe there has been an increase in overall growth in the salvage market driven by an increase in total loss frequency. This increase in total loss frequency may have been driven by changes in used car values and repair costs over the same long-term horizon, which we believe are generally trending upward. We believe the long-term trend of increases in total loss frequency will continue. Used car values are determined by many factors, including used car supply, which is tied directly to new car sales, and the average age of cars on the road. The average age of cars on the road has continued to increase, growing from 11.1 years in 2012 to 12.6 years in 2024. Repair costs are generally based on damage severity, vehicle complexity, repair parts availability, repair parts costs, labor costs, and repair shop lead times. The factors that can influence repair costs, used car pricing, and auction returns are many and varied and we cannot predict their movements with precision.
Operating Costs and Expenses: Facility operations expenses consist primarily of: (i) labor (operating personnel at facilities); (ii) transportation (miles traveled and fuel rates); (iii) facilities (maintenance, property-related taxes, rent, and insurance); (iv) other (marketing and auction related costs); and (v) costs of vehicles sold. General and administrative expenses consist primarily of executive management, accounting, data processing, sales personnel, professional services, marketing expenses, and technology enhancements and maintenance.
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
The following tables set forth operational facilities that we have opened and are now operational from August 1, 2023 through January 31, 2025:

United States Locations	Geographic Service Area	Date
Rutland	Vermont	August 2023
Phoenix	Arizona	November 2023
Austin	Texas	June 2024
Casper	Wyoming	July 2024
Napa	California	October 2024
Laurel	Maryland	November 2024

International Locations	Geographic Service Area	Date
Corby, England	United Kingdom	October 2023
Glasgow, Scotland	United Kingdom	December 2023
Alhendin, Granada	Spain	January 2024
Gloucester, England	United Kingdom	March 2024
Barcelona, Spain	Spain	May 2024
Cookstown, Ontario	Canada	July 2024
St. Helens, England	United Kingdom	October 2024
Castellón, Spain	Spain	November 2024
Vitoria, Spain	Spain	December 2024
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

Results of Operations
The following table shows certain data from our consolidated statements of income expressed as a percentage of total service revenues and vehicle sales for the three and six months ended January 31, 2025 and 2024:

	Three Months Ended January 31,		Six Months Ended January 31,
(In percentages)	2025	2024	2025	2024
Service revenues and vehicle sales:
Service revenues	85%	84%	86%	84%
Vehicle sales	15%	16%	14%	16%
Total service revenues and vehicle sales	100%	100%	100%	100%

Operating expenses:
Facility operations	42%	41%	43%	41%
Cost of vehicle sales	13%	14%	12%	14%
General and administrative	9%	8%	9%	7%
Total operating expenses	64%	63%	64%	62%
Operating income	36%	37%	36%	38%
Other income (expense)	3%	3%	4%	3%
Income before income taxes	39%	40%	40%	41%
Income taxes	6%	8%	7%	9%
Net income	33%	32%	33%	32%
Comparison of the Three and Six Months Ended January 31, 2025 and 2024
The following table presents a comparison of service revenues for the three and six months ended January 31, 2025 and 2024:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2025	2024	Change	% Change	2025	2024	Change	% Change
Service revenues
United States	$868,130	$756,036	$112,094	14.8%	$1,728,120	$1,518,561	$209,559	13.8%
International	123,151	105,709	17,442	16.5%	249,497	202,720	46,777	23.1%
Total service revenues	$991,281	$861,745	$129,536	15.0%	$1,977,617	$1,721,281	$256,336	14.9%
Service Revenues. The increase in service revenues during the three months ended January 31, 2025 of $129.5 million, or 15.0%, as compared to the same period last year resulted from (i) an increase in the U.S. of $112.1 million and (ii) an increase in International of $17.4 million. The growth in the U.S. was driven primarily by an increase in volume and an increase in revenue per car. The growth in International, after excluding negative fluctuations in currency exchange rates of $3.5 million, was driven primarily by an increase in revenue per car and an increase in volume.
The increase in service revenues during the six months ended January 31, 2025 of $256.3 million, or 14.9%, as compared to the same period last year resulted from (i) an increase in the U.S. of $209.6 million and (ii) an increase in International of $46.8 million. The growth in the U.S. was driven primarily by an increase in volume and an increase in revenue per car. The growth in International, after excluding negative fluctuations in currency exchange rates of $1.5 million, was driven primarily by an increase in volume and an increase in revenue per car.
The following table presents a comparison of vehicle sales for the three and six months ended January 31, 2025 and 2024:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2025	2024	Change	% Change	2025	2024	Change	% Change
Vehicle sales
United States	$106,715	$74,690	$32,025	42.9%	$194,265	$153,072	$41,193	26.9%
International	65,320	83,714	(18,394)	(22.0)%	138,263	166,212	(27,949)	(16.8)%
Total vehicle sales	$172,035	$158,404	$13,631	8.6%	$332,528	$319,284	$13,244	4.1%

Vehicle Sales. The increase in vehicle sales for the three months ended January 31, 2025 of $13.6 million, or 8.6%, as compared to the same period last year, resulted from (i) an increase in the U.S. of $32.0 million and (ii) a decrease in International of $18.4 million. The increase in the U.S. was primarily driven by an increase in volume and an increase in revenue per car. The decrease in International, after excluding negative fluctuations in currency exchange rates of $1.2 million, was primarily driven by a decrease in revenue per car due to lower auction selling prices, which we believe was due to change in mix of vehicles sold, and a decrease in volume related to sellers switching to consignment model.
The increase in vehicle sales for the six months ended January 31, 2025 of $13.2 million, or 4.1%, as compared to the same period last year, resulted from (i) an increase in the U.S. of $41.2 million and (ii) a decrease in International of $27.9 million. The increase in the U.S. was primarily driven by an increase in volume and increase in revenue per car. The decrease in International, after excluding positive fluctuations in currency exchange rates of $1.4 million, was primarily driven by a decrease in revenue per car due to lower auction selling prices, which we believe was due to change in mix of vehicles sold, offset by an increase in volume.
The following table presents a comparison of facility operations expenses for the three and six months ended January 31, 2025 and 2024:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2025	2024	Change	% Change	2025	2024	Change	% Change
Facility operations expenses
United States	$418,824	$343,689	$75,135	21.9%	$842,441	$693,283	$149,158	21.5%
International	71,232	65,489	5,743	8.8%	144,161	124,396	19,765	15.9%
Total facility operations expenses	$490,056	$409,178	$80,878	19.8%	$986,602	$817,679	$168,923	20.7%

Facility operations expenses, excluding depreciation and amortization
United States	$377,361	$309,147	$68,214	22.1%	$760,958	$625,626	$135,332	21.6%
International	63,732	58,823	4,909	8.3%	129,204	111,742	17,462	15.6%

Facility depreciation and amortization
United States	$41,463	$34,542	$6,921	20.0%	$81,483	$67,657	$13,826	20.4%
International	7,500	6,666	834	12.5%	14,957	12,654	2,303	18.2%
Facility Operations Expenses. The increase in facility operations expense for the three months ended January 31, 2025 of $80.9 million, or 19.8%, as compared to the same period last year resulted from (i) an increase in the U.S. of $75.1 million, and (ii) an increase in International of $5.7 million. The increase in the U.S. compared to the same period last year related to an increase in volume, and an increase in non-CAT subhaul, labor, employee benefits, facility costs, and auction related expenses combined with one time CAT costs of $27 million associated with hurricanes Helene and Milton. The increase in International, after excluding positive fluctuations in currency exchange rate of $1.9 million, was the result of an increase in volume and an increase in cost to process a car. Included in facility operations expenses were depreciation and amortization expenses. The increase in facility operations depreciation and amortization expenses during the three months ended January 31, 2025 as compared to the same period last year resulted primarily from depreciating new and expanded facilities placed into service in the U.S and International.
The increase in facility operations expense for the six months ended January 31, 2025 of $168.9 million, or 20.7%, as compared to the same period last year resulted from (i) an increase in the U.S. of $149.2 million, and (ii) an increase in International of $19.8 million. The increase in the U.S. compared to the same period last year related to an increase in volume, and an increase in non-CAT related subhaul, labor, facility costs, and employee benefits combined with one time CAT costs of $56 million associated with hurricanes Helene and Milton. These costs are related to subhaul, labor costs incurred from overtime, increase of security costs, and increased travel and lodging. The increase in International, after excluding positive fluctuations in currency exchange rate of $0.5 million, was the result of an increase in volume and an increase in cost to process a car. Included in facility operations expenses were depreciation and amortization expenses. The increase in facility operations depreciation and amortization expenses during the six months ended January 31, 2025 as compared to the same period last year resulted primarily from depreciating new and expanded facilities placed into service in the U.S and international.

The following table presents a comparison of cost of vehicle sales for the three and six months ended January 31, 2025 and 2024:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2025	2024	Change	% Change	2025	2024	Change	% Change
Cost of vehicle sales
United States	$92,807	$70,128	$22,679	32.3%	$169,093	$142,150	$26,943	19.0%
International	54,900	76,691	(21,791)	(28.4)%	116,792	152,565	(35,773)	(23.4)%
Total cost of vehicle sales	$147,707	$146,819	$888	0.6%	$285,885	$294,715	$(8,830)	(3.0)%
Cost of Vehicle Sales. The increase in cost of vehicle sales for the three months ended January 31, 2025 of $0.9 million, or 0.6%, as compared to the same period last year resulted from (i) an increase in the U.S. of $22.7 million and (ii) a decrease in International of $21.8 million. The increase in the U.S. was primarily the result of an increase in volume. The decrease in International after excluding the positive fluctuations of currency exchange rates of $1.1 million, was primarily due to a lower average purchase price due to a change in the mix of vehicles sold, combined with a decrease in volume related to sellers switching to consignment model.
The decrease in cost of vehicle sales for the six months ended January 31, 2025 of $8.8 million, or 3.0%, as compared to the same period last year resulted from (i) an increase in the U.S. of $26.9 million and (ii) a decrease in International of $35.8 million. The increase in the U.S.was primarily the result of an increase in volume, offset by a lower average purchase price due to change in the mix of vehicles sold. The decrease in International after excluding the negative fluctuations of currency exchange rates of $1.0 million, was primarily due to a lower average purchase price due to a change in the mix of vehicles sold, offset by an increase in volume.
The following table presents a comparison of general and administrative expenses for the three and six months ended January 31, 2025 and 2024:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2025	2024	Change	% Change	2025	2024	Change	% Change
General and administrative expenses
United States	$87,321	$69,571	$17,750	25.5%	$179,898	$126,572	$53,326	42.1%
International	12,021	14,681	(2,660)	(18.1)%	25,182	26,323	(1,141)	(4.3)%
Total general and administrative expenses	$99,342	$84,252	$15,090	17.9%	$205,080	$152,895	$52,185	34.1%

General and administrative expenses, excluding depreciation and amortization
United States	$82,329	$65,769	$16,560	25.2%	$169,011	$118,949	$50,062	42.1%
International	11,777	14,429	(2,652)	(18.4)%	24,683	25,831	(1,148)	(4.4)%

General and administrative depreciation and amortization
United States	$4,992	$3,802	$1,190	31.3%	$10,887	$7,623	$3,264	42.8%
International	244	252	(8)	(3.2)%	499	492	7	1.4%

General and Administrative Expenses. The increase in general and administrative expenses for the three months ended January 31, 2025 of $15.1 million, or 17.9%, as compared to the same period last year resulted from (i) an increase in the U.S of $17.8 million and (ii) a decrease in International of $2.7 million. Excluding depreciation and amortization, the increase in the U.S. of $16.6 million resulted primarily from increases in third party outside services (including legal, compliance, and system implementations), labor costs (as a result of investment in the business and the expansion of our sales force), and travel. The decrease in International of $2.7 million after excluding the positive fluctuations in currency exchange rates of $0.4 million, resulted primarily from decrease in legal expenses, offset by an increase in bank charges. Depreciation and amortization expenses for the three months ended January 31, 2025 as compared to the same period last year slightly increased as result of the addition of new technology assets being placed in service in the U.S.
The increase in general and administrative expenses for the six months ended January 31, 2025 of $52.2 million, or 34.1%, as compared to the same period last year resulted from (i) an increase in the U.S of $53.3 million and (ii) a decrease in International of $1.1 million. Excluding depreciation and amortization, the increase in the U.S. of $50.1 million resulted primarily from increases in third party outside services (including legal, compliance, and system implementations), labor costs (as a result of investment in the business and the expansion of our sales force), and travel. The decrease in International of $1.1 million, after excluding the positive fluctuations in currency exchange rates of $0.2 million, resulted primarily from decrease in legal costs offset by increase in labor costs, advertising, computer software and bank charges. Depreciation and amortization expenses for the six months ended January 31, 2025 as compared to the same period last year slightly increased as result of the addition of new intangible assets and technology assets being placed in service in the U.S. and Internationally.
The following table summarizes total other income (expense) for the three and six months ended January 31, 2025 and 2024:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2025	2024	Change	% Change	2025	2024	Change	% Change
Total other income	$36,840	$30,853	$5,987	19.4%	$81,791	$58,786	$23,005	39.1%
Other Income (Expense). The increase in total other income for the three months ended January 31, 2025 of $6.0 million, or 19.4%, as compared to the same period last year was primarily due to higher interest income earned from U.S. Treasury Bills.
The increase in total other income for the six months ended January 31, 2025 of $23.0 million, or 39.1%, as compared to the same period last year was primarily due to higher interest income earned from U.S. Treasury Bills.
The following table summarizes income taxes for the three and six months ended January 31, 2025 and 2024:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2025	2024	Change	% Change	2025	2024	Change	% Change
Income taxes	$76,510	$85,226	$(8,716)	(10.2)%	$166,652	$176,003	$(9,351)	(5.3)%

Income Taxes. Our effective income tax rates were 16.5% and 20.8% for the three months ended January 31, 2025 and 2024, respectively, and 18.2% and 21.1% for the six months ended January 31, 2025 and 2024, respectively. The effective tax rates in the current and prior year were impacted by the recognition of excess tax benefits from stock-based compensation. The recognition of excess tax benefits from the exercise of employee stock options was $23.7 million and $4.6 million for the three months ended January 31, 2025 and 2024, respectively, and $28.3 million and $5.7 million for the six months ended January 31, 2025 and 2024, respectively.

Liquidity and Capital Resources
The following table presents a comparison of key components of our liquidity and capital resources at January 31, 2025 and July 31, 2024 and for the six months ended January 31, 2025 and 2024, respectively, excluding additional funds available to us through our Revolving Loan Facility:

(In thousands)	January 31, 2025	July 31, 2024	Change	% Change
Cash, cash equivalents, and restricted cash	$3,338,909	$1,514,111	$1,824,798	120.5%
Working capital	4,337,146	3,789,617	547,529	14.4%

	Six Months Ended January 31,
(In thousands)	2025	2024	Change	% Change
Operating cash flows	$660,401	$537,039	$123,362	23.0%
Investing cash flows	1,127,508	(247,680)	1,375,188	555.2%
Financing cash flows	37,713	6,448	31,265	484.9%

Capital expenditures and acquisitions	$(354,612)	$(379,702)	$25,090	6.6%

Cash, cash equivalents, and restricted cash and working capital increased $1.8 billion and $547.5 million at January 31, 2025, respectively, as compared to July 31, 2024. Cash, cash equivalents, and restricted cash increased due to cash generated from operations, maturity of held to maturity securities and proceeds from stock option exercises not fully offset by capital expenditures. Working capital increased primarily from cash generated from operations and timing of cash receipts and payments, partially offset by capital expenditures, certain income tax benefits related to stock option exercises, and timing of cash payments. Cash equivalents consisted of bank deposits, U.S. Treasury Bills, and funds invested in money market accounts, which bear interest at variable rates.
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
Our business is seasonal as inclement weather during the winter months increases the frequency of accidents and consequently, the number of cars involved in accidents which the insurance companies salvage rather than repair. During the winter months, most of our facilities process 5% to 20% more vehicles than at other times of the year. Severe weather events, including but not limited to hurricanes, tornadoes, and hailstorms, can also impact our volumes. These increased volumes require the increased use of our cash to pay out advances and handling costs of the additional business.
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
As of January 31, 2025, $258.2 million of the $3.3 billion of cash, cash equivalents, and restricted cash was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., the repatriation of these funds could be subject to the foreign withholding tax. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not require repatriation to fund our U.S. operations.
Net cash provided by operating activities increased for the six months ended January 31, 2025 as compared to the same period in 2024 due to higher volumes and fee optimization. The change in operating assets and liabilities was primarily the result of an increase in cash provided by a decrease in accounts receivable of $37 million, a decrease in prepaid and other assets of $40 million and an increase in accounts payable, accrued liabilities and other liabilities of $38 million. This is offset by cash used due to a decrease in income tax payable of $61 million and an increase in income tax receivable of $38 million.

Net cash provided by investing activities increased for the six months ended January 31, 2025 as compared to the same period in 2024 due primarily to increased proceeds from held to maturity securities offset by increased capital expenditures. Our capital expenditures are primarily related to lease buyouts of certain facilities, acquiring land, opening and improving facilities, capitalized software development costs for new software for internal use and major software enhancements, and acquiring facility equipment. We continue to develop, expand and invest in new and existing facilities.
Net cash provided by financing activities increased for the six months ended January 31, 2025 as compared to the same period in 2024 due primarily to a increase of the receipt of proceeds from the exercise of stock options.
Credit Agreement
On December 21, 2021, we entered into a Second Amended and Restated Credit Agreement by and among Copart, certain subsidiaries of Copart party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent (the “Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement provides for a revolving loan facility of $1,250.0 million maturing on December 21, 2026 (including up to $550.0 million equivalent of borrowings in the Pounds Sterling, European Union Euro and Canadian dollars) with a $150.0 million equivalent sub-facility available to CPRT GmbH, a $150.0 million equivalent sub-facility available to Copart Autos España, S.L.U. and a $250.0 million sub-facility available to Copart UK Limited. The proceeds may be used for general corporate purposes, including working capital, capital expenditures, potential share repurchases, acquisition, or other investments relating to the Company’s expansion strategies in domestic and international markets.
We had no outstanding borrowings under the Revolving Loan Facility as of January 31, 2025 and July 31, 2024. The Credit Agreement contains customary affirmative and negative covenants and we were in compliance with all covenants related to the Credit Agreement as of January 31, 2025.
Stock Repurchases
On September 22, 2011, our Board of Directors approved a 320 million share increase in our stock repurchase program, bringing the total current authorization to 784 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. We did not repurchase any shares of our common stock under the program during the six months ended January 31, 2025 or 2024. As of January 31, 2025, the total number of shares repurchased under the program was 458 million, and subject to applicable limitations under Delaware law, 326 million shares were available for repurchase under the program.

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
Recently Issued Accounting Standards
For a description of new accounting standards that affect us, refer to the Notes to Unaudited Consolidated Financial Statements, Note 13 – Recent Accounting Pronouncements in this Quarterly Report on Form 10-Q.
Contractual Obligations and Commitments
There have been no material changes during the six months ended January 31, 2025 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2024, filed with the SEC on September 27, 2024.
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
Changes in Internal Control Over Financial Reporting
In the ordinary course of business, we make changes to our systems and processes to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment.  Changes may include such activities as implementing new, more efficient systems and automating manual processes.  In the first quarter of fiscal 2025, we began implementing a new financial system, which will be completed in stages.  The first stage of the system implementation included our member billing in the United States.  This new financial system is a significant component of our internal control over financial reporting.  We will continue to implement our new financial system, in stages, and each implementation will become a significant component of our internal control over financial reporting.
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
Although no single customer accounted for more than 10% of our consolidated revenues during the six months ended January 31, 2025, a limited number of vehicle sellers historically have collectively accounted for a substantial portion of our revenues. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected revenues in those markets. There can be no assurance that our existing agreements will not be canceled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.
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
Our executive officers, directors and their affiliates beneficially own, in the aggregate, more than 10% of our issued and outstanding common stock as of January 31, 2025. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our amended and restated certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended January 31, 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulations S-K Item 408.

ITEM 6. EXHIBITS
a)Exhibits

3.1	Amended and Restated Certificate of Incorporation of Copart, Inc. (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on November 2, 2022)
3.2	Amended and Restated Bylaws of Copart, Inc. (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on March 12, 2024)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Date File, formatted in Inline Extensible Business Reporting Language (iXBRL) and contained in Exhibit 101
*	Filed herewith
**	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COPART, INC.

/s/ LEAH STEARNS
Leah Stearns, Chief Financial Officer
(Principal Financial and Accounting Officer and duly Authorized Officer)
Date: February 26, 2025