Form 10-Q
period 2025-04-30
COPART INC
filed 2025-06-03
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 2, 2025, 966,936,214 shares of the registrant’s common stock were outstanding.

Copart, Inc.
Index to the Quarterly Report on Form 10-Q
April 30, 2025

Copart, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	April 30, 2025	July 31, 2024
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$2,366,499	$1,514,111
Investment in held to maturity securities	2,017,843	1,908,047
Accounts receivable, net	757,843	785,877
Vehicle pooling costs	117,916	132,638
Inventories	44,508	43,639
Prepaid expenses and other assets	54,545	33,872
Total current assets	5,359,154	4,418,184
Property and equipment, net	3,569,267	3,175,838
Operating lease right-of-use assets	97,678	116,301
Intangibles, net	66,417	74,088
Goodwill	518,600	513,909
Other assets	61,106	129,444
Total assets	$9,672,222	$8,427,764
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$576,923	$518,148
Deferred revenue	30,292	28,121
Income taxes payable	30,125	60,994
Current portion of operating and finance lease liabilities	19,792	21,304
Total current liabilities	657,132	628,567
Deferred income taxes	94,551	93,653
Income taxes payable	36,574	59,560
Operating and finance lease liabilities, net of current portion	81,268	97,429
Total liabilities	869,525	879,209
Commitments and contingencies
Redeemable non-controlling interest	21,504	24,544
Stockholders’ equity:
Preferred stock: $0.0001 par value - 5,000,000 shares authorized; none issued	—	—
Common stock: $0.0001 par value - 1,600,000,000 shares authorized; 966,812,661 and 962,967,011 shares issued and outstanding, respectively.	97	96
Additional paid-in capital	1,195,757	1,120,985
Accumulated other comprehensive loss	(113,300)	(142,972)
Retained earnings	7,698,639	6,545,902
Total stockholders’ equity	8,781,193	7,524,011
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$9,672,222	$8,427,764
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Service revenues and vehicle sales:
Service revenues	$1,034,836	$946,630	$3,012,453	$2,667,911
Vehicle sales	176,880	180,629	509,408	499,913
Total service revenues and vehicle sales	1,211,716	1,127,259	3,521,861	3,167,824
Operating expenses:
Facility operations	489,735	438,873	1,476,337	1,256,552
Cost of vehicle sales	169,714	162,881	455,599	457,596
General and administrative	100,722	88,302	305,802	241,197
Total operating expenses	760,171	690,056	2,237,738	1,955,345
Operating income	451,545	437,203	1,284,123	1,212,479
Other income (expense):
Interest income, net	42,776	36,218	129,070	102,179
Other income (expense), net	8,483	(1,309)	3,980	(8,484)
Total other income	51,259	34,909	133,050	93,695
Income before income taxes	502,804	472,112	1,417,173	1,306,174
Income tax expense	97,466	90,002	264,118	266,005
Net income	405,338	382,110	1,153,055	1,040,169
Less: Net (loss) income attributable to redeemable noncontrolling interest	(1,271)	(181)	(3,040)	(284)
Net income attributable to Copart, Inc.	$406,609	$382,291	$1,156,095	$1,040,453

Basic net income per common share	$0.42	$0.40	$1.20	$1.08
Weighted average common shares outstanding	966,234	961,813	964,702	960,143

Diluted net income per common share	$0.42	$0.39	$1.18	$1.07
Diluted weighted average common shares outstanding	978,089	976,445	977,485	974,226
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2025	2024	2025	2024
Comprehensive income, net of tax:
Net income	$405,338	$382,110	$1,153,055	$1,040,169
Other comprehensive income:
Foreign currency translation adjustments	58,260	(11,528)	29,672	(15,801)
Comprehensive income	463,598	370,582	1,182,727	1,024,368
Less: Comprehensive (loss) income attributable to redeemable noncontrolling interest	(1,271)	(181)	(3,040)	(284)
Comprehensive income attributable to Copart, Inc.	$464,869	$370,763	$1,185,767	$1,024,652
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Equity
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)			Redeemable Noncontrolling Interest
			Additional Paid-in Capital			Total Stockholders’ Equity
(In thousands, except share amounts)	Outstanding Shares	Amount			Retained Earnings
Balances at July 31, 2024	962,967,011	$96	$1,120,985	$(142,972)	$6,545,902	$7,524,011	$24,544
Net income	—	—	—	—	362,086	362,086	(910)
Currency translation adjustment	—	—	—	(1,767)	—	(1,767)	—
Exercise of stock options, net of repurchased shares	476,491	—	2,857	—	(720)	2,137	—
Stock-based compensation	80,900	—	9,845	—	—	9,845	—
Balances at October 31, 2024	963,524,402	96	1,133,687	(144,739)	6,907,268	7,896,312	23,634
Net income/(loss)	—	—	—	—	387,400	387,400	(859)
Currency translation adjustment	—	—	—	(26,821)	—	(26,821)	—
Exercise of stock options, net of repurchased shares	2,296,400	1	29,976	—	(1,764)	28,213	—
Stock-based compensation	69,085	—	8,749	—	—	8,749	—
Shares issued for Employee Stock Purchase Plan	163,279	—	7,404	—	—	7,404	—
Balances at January 31, 2025	966,053,166	97	1,179,816	(171,560)	7,292,904	8,301,257	22,775
Net income/(loss)	—	—	—	—	406,609	406,609	(1,271)
Currency translation adjustment	—	—	—	58,260	—	58,260	—
Exercise of stock options, net of repurchased shares	726,815	—	7,338	—	(874)	6,464	—
Stock-based compensation	32,680	—	8,603	—	—	8,603	—
Balances at April 30, 2025	966,812,661	$97	$1,195,757	$(113,300)	$7,698,639	$8,781,193	$21,504
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Equity (Continued)
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)			Redeemable Noncontrolling Interest
			Additional Paid-in Capital			Total Stockholders’ Equity
(In thousands, except share amounts)	Outstanding Shares	Amount			Retained Earnings
Balances at July 31, 2023	957,344,162	$96	$938,910	$(141,006)	$5,189,440	$5,987,440	$—
Net income	—	—	—	—	332,527	332,527	5
Currency translation adjustment	—	—	—	(36,353)	—	(36,353)	—
Acquisition of noncontrolling interest	2,499,993	—	112,075	—	—	112,075	25,217
Exercise of stock options, net of repurchased shares	331,358	—	8,123	—	(711)	7,412	—
Stock-based compensation	32,761	—	8,316	—	—	8,316	—
Balances at October 31, 2023	960,208,274	96	1,067,424	(177,359)	5,521,256	6,411,417	25,222
Net income	—	—	—	—	325,635	325,635	(108)
Currency translation adjustment	—	—	—	32,080	—	32,080	—
Exercise of stock options, net of repurchased shares	828,799	—	5,359	—	(1,453)	3,906	—
Stock-based compensation	119,004	—	8,601	—	—	8,601	—
Shares issued for Employee Stock Purchase Plan	155,419	—	5,961	—	—	5,961	—
Balances at January 31, 2024	961,311,496	96	1,087,345	(145,279)	5,845,438	6,787,600	25,114
Net income	—	—	—	—	382,291	382,291	(181)
Currency translation adjustment	—	—	—	(11,528)	—	(11,528)	—
Exercise of stock options, net of repurchased shares	872,081	—	6,895	—	(2,449)	4,446	—
Stock-based compensation	85,183	—	8,448	—	—	8,448	—
Shares issued for Employee Stock Purchase Plan	(103)	—	(4)	—	—	(4)	—
Balances at April 30, 2024	962,268,657	$96	$1,102,684	$(156,807)	$6,225,280	$7,171,253	$24,933
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended April 30,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income	1,153,055	$1,040,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt cost	163,642	139,178
Allowance for credit losses	153	2,513
Equity in (earnings) losses of unconsolidated affiliates	(135)	2,580
Stock-based compensation	28,905	26,694
Gain on sale of property and equipment	(1,041)	(2,169)
Deferred income taxes	67	(3,093)
Changes in operating assets and liabilities:
Accounts receivable	(1,916)	(152,564)
Vehicle pooling costs	14,944	(1,784)
Inventories	(180)	(7,316)
Prepaid expenses, other current and non-current assets	(935)	(39,815)
Operating lease right-of-use assets and lease liabilities	915	1,377
Accounts payable and accrued liabilities	56,060	40,305
Deferred revenue	1,961	2,660
Income taxes receivable	1	(16,846)
Income taxes payable	(54,222)	1,454
Net cash provided by operating activities	1,361,274	1,033,343
Cash flows from investing activities:
Purchases of property and equipment	(481,349)	(373,104)
Assets and liabilities acquired in connection with acquisition	(1,213)	17,662
Proceeds from sale of property and equipment	4,533	3,453
Purchases of held to maturity securities	(2,017,843)	(2,478,505)
Proceeds from held to maturity securities	1,940,000	1,915,000
Investment in unconsolidated affiliate	(3,177)	(1,000)
Net cash used in investing activities	(559,049)	(916,494)
Cash flows from financing activities:
Proceeds from the exercise of stock options	40,171	20,377
Proceeds from the issuance of Employee Stock Purchase Plan shares	7,404	5,957
Payments for employee stock-based tax withholdings	(3,358)	(4,613)
Principal payments on revolver facility	—	(10,818)
Payments of finance lease obligations	(44)	(14)
Net cash provided by financing activities	44,173	10,889
Effect of foreign currency translation	5,990	4,862
Net increase in cash, cash equivalents, and restricted cash	852,388	132,600
Cash, cash equivalents, and restricted cash at beginning of period	1,514,111	957,395
Cash, cash equivalents, and restricted cash at end of period	2,366,499	$1,089,995
Supplemental disclosure of cash flow information:
Interest paid	$1,972	$1,946
Income taxes paid, net of refunds	$318,989	$266,400
Purchase of property and equipment through settlement of deposit	$64,050	$—
The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.
Notes to Consolidated Financial Statements
April 30, 2025
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
Principles of Consolidation
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature considered necessary for fair presentation of the Company’s financial position as of April 30, 2025 and July 31, 2024, its consolidated statements of income, comprehensive income, changes in redeemable noncontrolling interests and stockholders’ equity for the three and nine months ended April 30, 2025 and 2024, and its cash flows for the nine months ended April 30, 2025 and 2024. Interim results for the three and nine months ended April 30, 2025 are not necessarily indicative of the results that may be expected for any future period, or for the entire year ending July 31, 2025. These consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2024. Certain prior year amounts have been reclassified to conform to current year presentation.
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
Service revenues
The Company’s service revenue consists of auction and auction-related sales transaction fees charged for vehicle remarketing services. Within this revenue category, the Company’s primary performance obligation is the auctioning of consigned vehicles through an online auction process. These auction and auction-related services may include a combination of vehicle purchasing fees, vehicle listing fees, and vehicle selling fees that can be based on a predetermined percentage of the vehicle sales price, tiered vehicle sales price driven fees, or at a fixed fee based on the sale of each vehicle regardless of the selling price of the vehicle; transportation fees for the cost of transporting the vehicle to or from the Company’s facility; title processing and preparation fees; vehicle storage fees; bidding fees; and vehicle loading fees. These services are not distinct within the context of the contract. Accordingly, revenue for these services is recognized when the single performance obligation is satisfied at the completion of the auction process. The Company does not take ownership of these consigned vehicles, which are stored at the Company’s facilities located throughout the U.S. and at its international locations. These fees are recognized as net revenue (not gross vehicle selling price) at the time of auction in the amount of such fees charged.
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

	Three months ended April 30,		Nine Months Ended April 30,
(In thousands)	2025	2024	2025	2024
Service revenues
United States	$898,625	$830,680	$2,626,745	$2,349,241
International	136,211	115,950	385,708	318,670
Total service revenues	$1,034,836	$946,630	$3,012,453	$2,667,911
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

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2025	2024	2025	2024
Vehicle sales
United States	$107,832	$88,236	$302,097	$241,307
International	69,048	92,393	207,311	258,606
Total vehicle sales	$176,880	$180,629	$509,408	$499,913
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

The change in the carrying amount of contract assets was as follows (In thousands):

Balance as of July 31, 2024	$49,238
Capitalized contract assets during the period	—
Costs amortized during the period	(7,007)
Effect of foreign currency exchange rates	(5)
Balance as of April 30, 2025	$42,226
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
The cumulative effects of foreign currency exchange rate fluctuations were as follows (In thousands):

Cumulative loss on foreign currency translation as of July 31, 2023	$(141,006)
(Loss) on foreign currency translation	(1,966)
Cumulative loss on foreign currency translation as of July 31, 2024	$(142,972)
Gain on foreign currency translation	29,672
Cumulative loss on foreign currency translation as of April 30, 2025	$(113,300)
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
The amounts recorded for financial instruments in the Company’s consolidated financial statements, which included cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximated their fair values as of April 30, 2025 and July 31, 2024, due to the short-term nature of those instruments and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments.

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

(In thousands)	April 30, 2025
	Amortized Cost	Gross Unrealized Gains	Fair Value
Investment in held to maturity securities	$2,017,843	$17,981	$2,035,824

(In thousands)	July 31, 2024
	Amortized Cost	Gross Unrealized Gains	Fair Value
Investment in held to maturity securities	$1,908,047	$18,298	$1,926,345
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
NOTE 3 — Accounts Receivable, Net
Accounts receivable, net consisted of:

(In thousands)	April 30, 2025	July 31, 2024
Advance charges receivable	$551,037	$598,805
Trade accounts receivable	188,087	173,652
Other receivables	31,467	25,953
Accounts receivable	770,591	798,410
Less: Allowance for credit loss	(12,748)	(12,533)
Accounts receivable, net	$757,843	$785,877
Advance charges receivable represents amounts paid to third parties on behalf of insurance companies for which the Company will be reimbursed when the vehicle is sold. Advance charges are recovered within one year. Trade accounts receivable includes fees and gross auction proceeds to be collected from insurance companies and buyers.

NOTE 4 — Property and Equipment, Net
Property and equipment, net consisted of the following:

(In thousands)	April 30, 2025	July 31, 2024
Land	$2,362,897	$2,027,639
Buildings and improvements	1,636,444	1,482,891
Transportation and other equipment	619,789	604,977
Office furniture and equipment	100,891	97,576
Software	116,226	105,001
Property and equipment	4,836,247	4,318,084
Less: Accumulated depreciation and amortization	(1,266,980)	(1,142,246)
Property and equipment, net	$3,569,267	$3,175,838
Depreciation and amortization expense on property and equipment was $50.9 million and $47.4 million for the three months ended April 30, 2025 and 2024, respectively, and $151.8 million and $129.2 million for the nine months ended April 30, 2025 and 2024, respectively.
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
Components of lease expense were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2025	2024	2025	2024
Operating lease expense	$6,864	$6,333	$21,157	$19,445
Finance lease expense:
Amortization of right-of-use assets	8	3	91	13
Interest on finance lease liabilities	17	—	188	—
Short-term lease expense	1,442	504	5,684	2,829
Variable lease expense	395	388	1,088	960
Total lease expense	$8,726	$7,228	$28,208	$23,247

Supplemental cash flow information related to leases as of April 30, 2025 was as follows:

	Nine Months Ended April 30,
(In thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$20,389	$18,085
Operating cash flows related to finance leases	176	—
Financing cash flows related to finance leases	44	14
Right-of-use assets obtained in exchange for new operating lease liabilities	9,429	23,972
Right-of-use assets obtained in exchange for new finance lease liabilities	1,547	—
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
The cost of the leased space as of April 30, 2025 and July 31, 2024 was $58.8 million and $50.3 million, respectively. The accumulated depreciation associated with the leased assets as of April 30, 2025 and July 31, 2024 was $6.5 million and $4.6 million, respectively. Both the leased assets and accumulated depreciation are included in Property and equipment, net on the consolidated balance sheet. Rental income from these operating leases was $6.3 million and $4.4 million for the three months ended April 30, 2025 and 2024, respectively, and $15.7 million and $13.0 million for the nine months ended April 30, 2025 and 2024, respectively, and is included within Service revenues on the consolidated statements of income.
NOTE 6 – Goodwill and Intangible Assets
The following table sets forth amortizable intangible assets by major asset class:

(In thousands)	April 30, 2025	July 31, 2024
Amortized intangibles:
Supply contracts and customer relationships	$87,141	$84,228
Trade names	19,328	19,299
Licenses and databases	16,602	16,571
Indefinite-lived intangibles:
Trade names	16,827	16,555
Accumulated amortization	(73,481)	(62,565)
Intangibles, net	$66,417	$74,088
Amortization expense on amortizable intangible assets was $3.5 million and $3.3 million for the three months ended April 30, 2025 and 2024, respectively, and $10.4 million and $10.0 million for the nine months ended April 30, 2025 and 2024, respectively.
The change in the carrying amount of goodwill was as follows:

(In thousands)
Balance as of July 31, 2024	$513,909
Acquisitions during the period	207
Effect of foreign currency exchange rates	4,484
Balance as of April 30, 2025	$518,600
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
Borrowings under the Second Amended and Restated Credit Agreement bear interest based on, at our option, either (1) the applicable fixed rate plus 1.00% to 1.75% or (2) the daily rate plus 0.0% to 0.75%, in each case, depending on the Company’s consolidated total net leverage ratio. Additionally, the unused revolving commitments under the Second Amended and Restated Credit Agreement are subject to the payment of a customary commitment fee at a range of 0.175% to 0.275%, depending on the Company’s consolidated total net leverage ratio. The applicable fixed rates described above with respect to borrowings denominated in (1) U.S. Dollars is SOFR plus certain “spread adjustments” described in the Second Amended and Restated Credit Agreement, (2) Pounds Sterling is SONIA plus certain “spread adjustments” described in the Second Amended and Restated Credit Agreement, (3) Euro is EURIBOR, and (4) Canadian Dollars is CDOR. The Company had no outstanding borrowings under the Revolving Loan Facility as of April 30, 2025 and July 31, 2024.
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
The Second Amended and Restated Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Second Amended and Restated Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of April 30, 2025, the consolidated total net leverage ratio was (2.21):1. Minimum liquidity available as of April 30, 2025 was $5.6 billion. Accordingly, the Company does not believe that the provisions of the Second Amended and Restated Credit Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Second Amended and Restated Credit Agreement as of April 30, 2025.
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

NOTE 8 – Fair Value Measurements
The following table summarizes the carrying values and fair values of the Company’s financial instruments that were not carried at fair value in the consolidated balance sheets:

	April 30, 2025		July 31, 2024
(In thousands)	Carrying Value Total	Fair Value Total	Carrying Value Total	Fair Value Total
Assets
Cash equivalents	$1,830,548	$1,835,819	$1,125,231	$1,127,275
Investment in held to maturity securities	2,017,843	2,035,824	1,908,047	1,926,345
Total Assets	$3,848,391	$3,871,643	$3,033,278	$3,053,620
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

During the nine months ended April 30, 2025, no transfers were made between any levels within the fair value hierarchy.
NOTE 9 – Net Income Per Share
The table below reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2025	2024	2025	2024
Weighted average common shares outstanding	966,234	961,813	964,702	960,143
Effect of dilutive securities	11,855	14,632	12,783	14,083
Weighted average common and dilutive potential common shares outstanding	978,089	976,445	977,485	974,226
There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive net income per share calculation were 1,125,915 and 631,147 options to purchase the Company’s common stock and restricted stock for the three months ended April 30, 2025 and 2024, respectively, and 3,366,467 and 1,937,294 options to purchase the Company’s common stock and restricted stock for the nine months ended April 30, 2025 and 2024, respectively, because their inclusion would have been anti-dilutive.

NOTE 10 – Stock-based Compensation
The Company recognizes compensation expense for stock option awards without a market condition on a straight-line basis over the requisite service period of the award. The following is a summary of activity for the Company’s stock options for the nine months ended April 30, 2025:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2024	16,310	$18.60	4.34	$550,115
Grants of options	159	58.34
Exercises	(3,500)	11.48
Forfeitures or expirations	(5)	4.43
Outstanding as of April 30, 2025	12,964	$21.02	4.00	$518,796
Exercisable as of April 30, 2025	11,304	$18.26	3.48	$483,470
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. The number of options that were in-the-money was 18,847,330 at April 30, 2025.
The Company grants option awards to certain executives that contain service and market conditions. The options will become exercisable over five years, subject to continued service by the executive, with 20% vesting on the first anniversary of the grant date and the balance vesting monthly over the subsequent four years. Separate and apart from the time-based vesting schedule, the options are also subject to a market condition requiring the trading price of the Company common stock on the Nasdaq Global Select Market to be greater than or equal to 125% of the exercise price of the options, determined both (i) at the time of any exercise, and (ii) based on the closing price on each of the twenty consecutive trading days preceding the date of any exercise. The exercise price of the options is equivalent to the closing price of the Company’s common stock on the grant date. The fair value of the awards is determined at the grant date using either Lattice or Monte Carlo model, risk-free interest rates ranging from 0.71% to 4.37%, estimated volatility ranging from 25.2% to 29.8%, and no expected dividends. The total estimated compensation expense to be recognized by the Company over the five-year service period for these options is $50.1 million and $47.3 million has been recognized with the remaining to be recognized using the accelerated attribution method over each vesting tranche of the award. The Company recognized $0.8 million and $1.7 million in compensation expense related to these awards for the three months ended April 30, 2025 and 2024, respectively, and $3.1 million and $5.9 million in compensation expense related to these awards in the nine months ended April 30, 2025 and 2024, respectively.

The following is a summary of activity for the Company’s stock option awards subject to market conditions for the nine months ended April 30, 2025:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2024	5,995	$24.70	6.47	$165,656
Grants of options	—	—
Exercises	—	—
Forfeitures or expirations	—	—
Outstanding as of April 30, 2025	5,995	$24.70	5.72	$217,812
Exercisable as of April 30, 2025	5,069	$23.54	5.52	$190,037

The table below sets forth the stock-based compensation recognized by the Company for stock options, restricted stock, and restricted unit awards:

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2025	2024	2025	2024
General and administrative	$7,018	$7,201	$23,107	$21,693
Facility operations	2,155	1,817	5,798	5,001
Total stock-based compensation	$9,173	$9,018	$28,905	$26,694

Additionally, Purple Wave, Inc. maintains an equity-based compensation plan for certain executives. Compensation cost attributable to Purple Wave, Inc. equity-based compensation plan was $0.6 million and $0.6 million the three months ended April 30, 2025 and 2024, and $1.7 million and $1.3 million was included in stock based compensation for the nine months ended April 30, 2025 and 2024, respectively.
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
The following is a summary of activity for the Company’s RSA, RSU and PSU for the nine months ended April 30, 2025:

(In thousands, except per share data)	Restricted and Performance Shares	Weighted Average Grant Date Fair Value
Outstanding as of July 31, 2024	1,873	$47.29
Grants	238	51.76
Vested	(194)	37.63
Forfeitures or expirations	(28)	52.42
Outstanding as of April 30, 2025	1,889	$49.22
NOTE 11 – Stock Repurchases
On September 22, 2011, the Company’s Board of Directors approved a 320 million share increase in the stock repurchase program, bringing the total current authorization to 784 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. The Company did not repurchase any shares of its common stock under the program during the nine months ended April 30, 2025 or 2024. As of April 30, 2025, the total number of shares repurchased under the program was 458 million, and subject to applicable limitations under Delaware law, 326 million shares were available for repurchase under the program.
NOTE 12 – Income Taxes
The Company’s effective income tax rates were 18.6% and 20.4% for the nine months ended April 30, 2025 and 2024, respectively, which differs from the U.S. statutory rate of 21% primarily due to state income taxes, deduction for Foreign Derived Intangible Income, and excess tax benefits associated with equity-based compensation.
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
The following table presents financial information by segment:

	Three Months Ended April 30, 2025			Three Months Ended April 30, 2024
(In thousands)	United States	International	Total	United States	International	Total
Service revenues	$898,625	$136,211	$1,034,836	$830,680	$115,950	$946,630
Vehicle sales	107,832	69,048	176,880	88,236	92,393	180,629
Total service revenues and vehicle sales	1,006,457	205,259	1,211,716	918,916	208,343	1,127,259
Facility operations	412,895	76,840	489,735	369,577	69,296	438,873
Cost of vehicle sales	113,853	55,861	169,714	81,312	81,569	162,881
General and administrative	87,244	13,478	100,722	75,096	13,206	88,302
Operating income	$392,465	$59,080	$451,545	$392,931	$44,272	$437,203

Depreciation and amortization	$46,461	$7,955	$54,416	$43,477	$7,256	$50,733
Capital expenditures and acquisitions	62,906	7,561	70,467	72,186	15,629	87,815

	Nine Months Ended April 30, 2025			Nine Months Ended April 30, 2024
(In thousands)	United States	International	Total	United States	International	Total
Service revenues	$2,626,745	$385,708	$3,012,453	$2,349,241	$318,670	$2,667,911
Vehicle sales	302,097	207,311	509,408	241,307	258,606	499,913
Total service revenues and vehicle sales	2,928,842	593,019	3,521,861	2,590,548	577,276	3,167,824
Facility operations	1,255,336	221,001	1,476,337	1,062,859	193,693	1,256,552
Cost of vehicle sales	282,946	172,653	455,599	223,462	234,134	457,596
General and administrative	267,142	38,660	305,802	201,667	39,530	241,197
Operating income	$1,123,418	$160,705	$1,284,123	$1,102,560	$109,919	$1,212,479

Depreciation and amortization	$138,831	$23,411	$162,242	$118,756	$20,402	$139,158
Capital expenditures and acquisitions	428,035	54,527	482,562	372,178	95,339	467,517

	April 30, 2025			July 31, 2024
(In thousands)	United States	International	Total	United States	International	Total
Total assets	$8,413,365	$1,258,857	$9,672,222	$7,386,103	$1,041,661	$8,427,764
Goodwill	390,421	128,179	518,600	390,421	123,488	513,909

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
The following tables set forth operational facilities that we have opened and are now operational from August 1, 2023 through April 30, 2025:

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

Results of Operations
The following table shows certain data from our consolidated statements of income expressed as a percentage of total service revenues and vehicle sales for the three and nine months ended April 30, 2025 and 2024:

	Three Months Ended April 30,		Nine Months Ended April 30,
(In percentages)	2025	2024	2025	2024
Service revenues and vehicle sales:
Service revenues	85%	84%	86%	84%
Vehicle sales	15%	16%	14%	16%
Total service revenues and vehicle sales	100%	100%	100%	100%

Operating expenses:
Facility operations	41%	40%	42%	41%
Cost of vehicle sales	14%	14%	13%	14%
General and administrative	8%	8%	9%	8%
Total operating expenses	63%	62%	64%	63%
Operating income	37%	38%	36%	37%
Other income (expense)	4%	2%	4%	3%
Income before income taxes	41%	42%	40%	40%
Income taxes	8%	8%	7%	8%
Net income	33%	33%	33%	32%
Comparison of the Three and Nine Months Ended April 30, 2025 and 2024
The following table presents a comparison of service revenues for the three and nine months ended April 30, 2025 and 2024:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2025	2024	Change	% Change	2025	2024	Change	% Change
Service revenues
United States	$898,625	$830,680	$67,945	8.2%	$2,626,745	$2,349,241	$277,504	11.8%
International	136,211	115,950	20,261	17.5%	385,708	318,670	67,038	21.0%
Total service revenues	$1,034,836	$946,630	$88,206	9.3%	$3,012,453	$2,667,911	$344,542	12.9%
Service Revenues. The increase in service revenues during the three months ended April 30, 2025 of $88.2 million, or 9.3%, as compared to the same period last year resulted from (i) an increase in the U.S. of $67.9 million and (ii) an increase in International of $20.3 million. The growth in the U.S. was driven by an increase in revenue per car. The growth in International, after excluding negative fluctuations in currency exchange rates of $0.8 million, was driven primarily by an increase in revenue per car and an increase in volume.
The increase in service revenues during the nine months ended April 30, 2025 of $344.5 million, or 12.9%, as compared to the same period last year resulted from (i) an increase in the U.S. of $277.5 million and (ii) an increase in International of $67.0 million. The growth in the U.S. was driven primarily by an increase in volume and an increase in revenue per car. The growth in International, after excluding negative fluctuations in currency exchange rates of $2.3 million, was driven primarily by an increase in volume and an increase in revenue per car.
The following table presents a comparison of vehicle sales for the three and nine months ended April 30, 2025 and 2024:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2025	2024	Change	% Change	2025	2024	Change	% Change
Vehicle sales
United States	$107,832	$88,236	$19,596	22.2%	$302,097	$241,307	$60,790	25.2%
International	69,048	92,393	(23,345)	(25.3)%	207,311	258,606	(51,295)	(19.8)%
Total vehicle sales	$176,880	$180,629	$(3,749)	(2.1)%	$509,408	$499,913	$9,495	1.9%

Vehicle Sales. The decrease in vehicle sales for the three months ended April 30, 2025 of $3.7 million, or 2.1%, as compared to the same period last year, resulted from (i) an increase in the U.S. of $19.6 million and (ii) a decrease in International of $23.3 million. The increase in the U.S. was primarily driven by an increase in volume and an increase in revenue per car. The decrease in International, after excluding positive fluctuations in currency exchange rates of $0.5 million, was primarily driven by a decrease in volume related to sellers switching to consignment model and a decrease in revenue per car due to lower auction selling prices, which we believe was due to change in the mix of vehicles sold.
The increase in vehicle sales for the nine months ended April 30, 2025 of $9.5 million, or 1.9%, as compared to the same period last year, resulted from (i) an increase in the U.S. of $60.8 million and (ii) a decrease in International of $51.3 million. The increase in the U.S. was primarily driven by an increase in volume and increase in revenue per car. The decrease in International, after excluding positive fluctuations in currency exchange rates of $1.9 million, was primarily driven by a decrease in revenue per car due to lower auction selling prices, which we believe was due to change in mix of vehicles sold, and a decrease in volume related to sellers switching to consignment model.
The following table presents a comparison of facility operations expenses for the three and nine months ended April 30, 2025 and 2024:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2025	2024	Change	% Change	2025	2024	Change	% Change
Facility operations expenses
United States	$412,895	$369,577	$43,318	11.7%	$1,255,336	$1,062,859	$192,477	18.1%
International	76,840	69,296	7,544	10.9%	221,001	193,693	27,308	14.1%
Total facility operations expenses	$489,735	$438,873	$50,862	11.6%	$1,476,337	$1,256,552	$219,785	17.5%

Facility operations expenses, excluding depreciation and amortization
United States	$372,432	$330,787	$41,645	12.6%	$1,133,390	$956,412	$176,978	18.5%
International	69,140	62,286	6,854	11.0%	198,344	174,029	24,315	14.0%

Facility depreciation and amortization
United States	$40,463	$38,790	$1,673	4.3%	$121,946	$106,447	$15,499	14.6%
International	7,700	7,010	690	9.8%	22,657	19,664	2,993	15.2%
Facility Operations Expenses. The increase in facility operations expense for the three months ended April 30, 2025 of $50.9 million, or 11.6%, as compared to the same period last year resulted from (i) an increase in the U.S. of $43.3 million, and (ii) an increase in International of $7.5 million. The increase in the U.S. compared to the same period last year related to an increase in title expense, deferred vehicle costs, subhaul, facility costs, auction preparation, and security costs. The increase in International, after excluding positive fluctuations in currency exchange rate of $0.4 million, was the result of an increase in volume and an increase in cost to process a car. Included in facility operations expenses were depreciation and amortization expenses. The increase in facility operations depreciation and amortization expenses during the three months ended April 30, 2025 as compared to the same period last year resulted primarily from depreciating new and expanded facilities placed into service in the U.S. and International.
The increase in facility operations expense for the nine months ended April 30, 2025 of $219.8 million, or 17.5%, as compared to the same period last year resulted from (i) an increase in the U.S. of $192.5 million, and (ii) an increase in International of $27.3 million. The increase in the U.S. compared to the same period last year related to an increase in non-CAT related subhaul, labor, facility costs, deferred vehicle costs, auction preparation, title expense, travel, insurance, advertising and bank charges combined with one time CAT costs of $56 million associated with hurricanes Helene and Milton and an increase in volume. These costs are related to subhaul, labor costs incurred from overtime, increase of security costs, and increased travel and lodging. The increase in International, after excluding positive fluctuations in currency exchange rate of $0.9 million, was the result of an increase in volume and an increase in cost to process a car. Included in facility operations expenses were depreciation and amortization expenses. The increase in facility operations depreciation and amortization expenses during the nine months ended April 30, 2025 as compared to the same period last year resulted primarily from depreciating new and expanded facilities placed into service in the U.S and International.

The following table presents a comparison of cost of vehicle sales for the three and nine months ended April 30, 2025 and 2024:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2025	2024	Change	% Change	2025	2024	Change	% Change
Cost of vehicle sales
United States	$113,853	$81,312	$32,541	40.0%	$282,946	$223,462	$59,484	26.6%
International	55,861	81,569	(25,708)	(31.5)%	172,653	234,134	(61,481)	(26.3)%
Total cost of vehicle sales	$169,714	$162,881	$6,833	4.2%	$455,599	$457,596	$(1,997)	(0.4)%
Cost of Vehicle Sales. The increase in cost of vehicle sales for the three months ended April 30, 2025 of $6.8 million, or 4.2%, as compared to the same period last year resulted from (i) an increase in the U.S. of $32.5 million and (ii) a decrease in International of $25.7 million. The increase in the U.S. was primarily the result of an increase in average purchase price due to a change in mix of vehicles sold and an increase in volume. The decrease in International, after excluding the positive fluctuations of currency exchange rates of $0.3 million, was primarily due to a lower average purchase price due to a change in the mix of vehicles sold, combined with a decrease in volume related to sellers switching to consignment model.
The decrease in cost of vehicle sales for the nine months ended April 30, 2025 of $2.0 million, or 0.4%, as compared to the same period last year resulted from (i) an increase in the U.S. of $59.5 million and (ii) a decrease in International of $61.5 million. The increase in the U.S.was primarily the result of an increase in volume, and an increase average purchase price due to a change in the mix of vehicles sold. The decrease in International after excluding the positive fluctuations of currency exchange rates of $1.2 million, was primarily due to a lower average purchase price due to a change in the mix of vehicles sold, combined with a decrease in volume related to sellers switching to consignment model.
The following table presents a comparison of general and administrative expenses for the three and nine months ended April 30, 2025 and 2024:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2025	2024	Change	% Change	2025	2024	Change	% Change
General and administrative expenses
United States	$87,244	$75,096	$12,148	16.2%	$267,142	$201,667	$65,475	32.5%
International	13,478	13,206	272	2.1%	38,660	39,530	(870)	(2.2)%
Total general and administrative expenses	$100,722	$88,302	$12,420	14.1%	$305,802	$241,197	$64,605	26.8%

General and administrative expenses, excluding depreciation and amortization
United States	$81,247	$70,409	$10,838	15.4%	$250,257	$189,358	$60,899	32.2%
International	13,222	12,960	262	2.0%	37,906	38,792	(886)	(2.3)%

General and administrative depreciation and amortization
United States	$5,997	$4,687	$1,310	27.9%	$16,885	$12,309	$4,576	37.2%
International	256	246	10	4.1%	754	738	16	2.2%

General and Administrative Expenses. The increase in general and administrative expenses for the three months ended April 30, 2025 of $12.4 million, or 14.1%, as compared to the same period last year resulted from (i) an increase in the U.S. of $12.1 million and (ii) an increase in International of $0.3 million. Excluding depreciation and amortization, the increase in the U.S. of $10.8 million resulted primarily from increases in third party outside services (including compliance, and system implementations), labor costs (as a result of investment in the business and the expansion of our sales force), travel and bank charges. The increase in International of $0.3 million, after excluding the positive fluctuations in currency exchange rates of $0.2 million, resulted primarily from a decrease in advertising expense, offset by an increase in labor, taxes and bank charges. Depreciation and amortization expenses for the three months ended April 30, 2025 as compared to the same period last year increased as result of the addition of new technology assets being placed in service in the U.S.
The increase in general and administrative expenses for the nine months ended April 30, 2025 of $64.6 million, or 26.8%, as compared to the same period last year resulted from (i) an increase in the U.S. of $65.5 million and (ii) a decrease in International of $0.9 million. Excluding depreciation and amortization, the increase in the U.S. of $60.9 million resulted primarily from increases in third party outside services (including legal, compliance, and system implementations), labor costs (as a result of investment in the business and the expansion of our sales force), facility costs and travel. The decrease in International of $0.9 million, after excluding the positive fluctuations in currency exchange rates of $0.4 million, resulted primarily from a decrease in legal costs offset by increase in labor costs, advertising, taxes and bank charges. Depreciation and amortization expenses for the nine months ended April 30, 2025 as compared to the same period last year increased as result of the addition of new intangible assets and technology assets being placed in service in the U.S. and Internationally.
The following table summarizes total other income (expense) for the three and nine months ended April 30, 2025 and 2024:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2025	2024	Change	% Change	2025	2024	Change	% Change
Total other income	$51,259	$34,909	$16,350	46.8%	$133,050	$93,695	$39,355	42.0%
Other Income (Expense). The increase in total other income for the three months ended April 30, 2025 of $16.4 million, or 46.8%, as compared to the same period last year was due to higher interest income earned from U.S. Treasury Bills, unrealized currency gain and gain on sale of fixed assets.
The increase in total other income for the nine months ended April 30, 2025 of $39.4 million, or 42.0%, as compared to the same period last year was due to higher interest income earned from U.S. Treasury Bills and unrealized currency gain.
The following table summarizes income taxes for the three and nine months ended April 30, 2025 and 2024:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2025	2024	Change	% Change	2025	2024	Change	% Change
Income taxes	$97,466	$90,002	$7,464	8.3%	$264,118	$266,005	$(1,887)	(0.7)%

Income Taxes. Our effective income tax rates were 19.4% and 19.1% for the three months ended April 30, 2025 and 2024, respectively, and 18.6% and 20.4% for the nine months ended April 30, 2025 and 2024, respectively. The effective tax rates in the current and prior year were impacted by the recognition of excess tax benefits from stock-based compensation. The recognition of excess tax benefits from the exercise of employee stock options was $6.3 million and $6.9 million for the three months ended April 30, 2025 and 2024, respectively, and $34.8 million and $12.6 million for the nine months ended April 30, 2025 and 2024, respectively.

Liquidity and Capital Resources
The following table presents a comparison of key components of our liquidity and capital resources at April 30, 2025 and July 31, 2024 and for the nine months ended April 30, 2025 and 2024, respectively, excluding additional funds available to us through our Revolving Loan Facility:

(In thousands)	April 30, 2025	July 31, 2024	Change	% Change
Cash, cash equivalents, and restricted cash	$2,366,499	$1,514,111	$852,388	56.3%
Working capital	4,702,022	3,789,617	912,405	24.1%

	Nine Months Ended April 30,
(In thousands)	2025	2024	Change	% Change
Operating cash flows	$1,361,274	$1,033,343	$327,931	31.7%
Investing cash flows	(559,049)	(916,494)	357,445	39.0%
Financing cash flows	44,173	10,889	33,284	305.7%

Capital expenditures and acquisitions	$(482,562)	$(467,517)	$(15,045)	(3.2)%

Cash, cash equivalents, and restricted cash and working capital increased $852.4 million and $912.4 million at April 30, 2025, respectively, as compared to July 31, 2024. Cash, cash equivalents, and restricted cash increased due to cash generated from operations, maturity of held to maturity securities and proceeds from stock option exercises not fully offset by capital expenditures. Working capital increased primarily from cash generated from operations and timing of cash receipts and payments, partially offset by capital expenditures, certain income tax benefits related to stock option exercises, and timing of cash payments. Cash equivalents consisted of bank deposits, U.S. Treasury Bills, and funds invested in money market accounts, which bear interest at variable rates.
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
As of April 30, 2025, $323.0 million of the $2.4 billion of cash, cash equivalents, and restricted cash was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., the repatriation of these funds could be subject to the foreign withholding tax. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not require repatriation to fund our U.S. operations.
Net cash provided by operating activities increased for the nine months ended April 30, 2025 as compared to the same period in 2024 due to higher volumes and fee optimization. The change in operating assets and liabilities was primarily the result of an increase in cash provided by a decrease in accounts receivable of $150.6 million, a decrease in prepaid and other assets of $38.8 million, a decrease in inventory of $7.1 million, a decrease in vehicle pooling costs of $16.7 million, and an increase in accounts payable, accrued liabilities and other liabilities of $15.7 million. This was offset by cash used due to a decrease in income tax payable of $55.7 million.

Net cash used in investing activities decreased for the nine months ended April 30, 2025 as compared to the same period in 2024 due primarily to decreased purchase of held to maturity securities and increased in proceeds from maturing held to maturity securities offset by increased capital expenditures. Our capital expenditures are primarily related to lease buyouts of certain facilities, acquiring land, opening and improving facilities, capitalized software development costs for new software for internal use and major software enhancements, and acquiring facility equipment. We continue to develop, expand and invest in new and existing facilities.
Net cash provided by financing activities increased for the nine months ended April 30, 2025 as compared to the same period in 2024 due primarily to an increase in the receipt of proceeds from the exercise of stock options and employee stock purchase plan shares.
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
We had no outstanding borrowings under the Revolving Loan Facility as of April 30, 2025 and July 31, 2024. The Credit Agreement contains customary affirmative and negative covenants and we were in compliance with all covenants related to the Credit Agreement as of April 30, 2025.
Stock Repurchases
On September 22, 2011, our Board of Directors approved a 320 million share increase in our stock repurchase program, bringing the total current authorization to 784 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. We did not repurchase any shares of our common stock under the program during the nine months ended April 30, 2025 or 2024. As of April 30, 2025, the total number of shares repurchased under the program was 458 million, and subject to applicable limitations under Delaware law, 326 million shares were available for repurchase under the program.

Critical Accounting Policies and Estimates
The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.
Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this Quarterly Report on Form 10-Q. There have been no material changes to the critical accounting policies and estimates from what was disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2024 filed with the SEC on September 30, 2024. Our significant accounting policies are described in the Notes to Unaudited Consolidated Financial Statements, Note 1 – Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q.
Recently Issued Accounting Standards
For a description of new accounting standards that affect us, refer to the Notes to Unaudited Consolidated Financial Statements, Note 13 – Recent Accounting Pronouncements in this Quarterly Report on Form 10-Q.
Contractual Obligations and Commitments
There have been no material changes during the nine months ended April 30, 2025 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2024, filed with the SEC on September 30, 2024.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information required under this Item from what was disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2024, filed with the SEC on September 30, 2024.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), or (“Disclosure Controls”), as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation (the Controls Evaluation), was performed under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”). Disclosure Controls are controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
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
Although no single customer accounted for more than 10% of our consolidated revenues during the nine months ended April 30, 2025, a limited number of vehicle sellers historically have collectively accounted for a substantial portion of our revenues. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected revenues in those markets. There can be no assurance that our existing agreements will not be canceled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.
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
Participants in the vehicle sales industry are subject to, and may be required to expend funds to ensure compliance with a variety of laws, regulations, and ordinances. These include, without limitation, land use ordinances, business and occupational licensure requirements and procedures, vehicle titling, sales, and registration rules and procedures, and laws and regulations relating to the environment, anti-money laundering, anti-corruption, exporting, and reporting and notification requirements to agencies and law enforcement relating to vehicle transfers. Many of these laws and regulations are frequently complex and subject to interpretation, and failure to comply with present or future regulations or changes in interpretations of existing laws or regulations may result in government investigation or proceedings, which could lead to impairment or suspension of our operations and the imposition of penalties and other liabilities. At various times, we may be involved in disputes with local governmental officials regarding the development and/or operation of our business facilities. We may be subject to similar types of regulations by governmental agencies in new markets. In addition, new legal or regulatory requirements or changes in existing requirements may delay or increase the cost of opening new facilities, may limit our base of vehicle buyers, may decrease demand for our vehicles, and may adversely impact our ability to conduct business. As described under Note 14 – Legal Proceedings, the U.S. Department of Justice, Consumer Protection Branch is conducting an ongoing investigation into potential violations by the Company of certain money laundering laws related to its practices and procedures for preventing and detecting money-laundering activity by its auction platform members. The Company is cooperating with the DOJ’s investigation. The Company may receive additional regulatory or governmental inquiries related to the matters that are the subject of the DOJ’s investigation. Any such inquiries or investigations may be time-consuming, costly, divert management resources, or otherwise have a material adverse effect on our business, financial condition or results of operation. These or other governmental investigations, inquiries, or lawsuits could lead to our incurring liability for damages or other costs, a criminal or civil proceeding, the imposition of fines and penalties, and/or other remedies, and reputational harm to our business, which can impact our ability to attract and retain customers and qualified personnel, as well as restrictions on or added costs for our business operations going forward.
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
Our executive officers, directors and their affiliates beneficially own, in the aggregate, more than 10% of our issued and outstanding common stock as of April 30, 2025. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our amended and restated certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended April 30, 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulations S-K Item 408, expect as provided below.
On April 15, 2025, Jeff Liaw, the Company’s Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-10 (c) with respect to options which will be expiring within the next two years. Mr. Liaw’s Rule 10b5-1 trading arrangement provides for (i) 22,616 shares to be acquired by option exercise and the associated sale of shares to cover options exercise costs and tax obligations and (ii) 388,500 shares to be acquired by option exercise and the associated sale of shares to cover the option exercise costs and tax obligations, each in accordance with the terms specified in the trading arrangement. The exact number of shares that will be sold under this Rule 10b5-1 trading arrangement is not yet determinable because for each option award that is covered by the terms of the Rule 10b5-1 trading arrangement, an unknown number of shares will be sold to satisfy tax obligations. The term of Mr. Liaw’s Rule 105b-1 trading arrangement expires on September 30, 2027, subject to the earlier termination as provided in the plan. The first date that any transaction under Mr. Liaw’s Rule 105b-1 trading arrangement can occur is July 15, 2025.

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
Date: June 3, 2025