Form 10-K
period 2025-07-31
COPART INC
filed 2025-09-26
CIK 900075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant as of January 31, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was $51,160,400,303 based upon the closing sales price reported for such date on the NASDAQ Global Select Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.
As of September 25, 2025, 967,731,528 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, also referred to in this Annual Report on Form 10-K as our Proxy Statement, which will be filed with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of July 31, 2025, have been incorporated by reference in Part III hereof. Except with respect to the information specifically incorporated by reference, the Proxy Statement is not deemed to be filed as a part hereof.

Copart, Inc.
Index to the Annual Report on Form 10-K
For the Fiscal Year Ended July 31, 2025

ii

PART I

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended July 31, 2025, or this Form 10-K, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “outlook,” “project,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These factors include those listed in Part I, Item 1A under the caption entitled “Risk Factors” in this Form 10-K and those discussed elsewhere in this Form 10-K. Unless the context otherwise requires, references in this Form 10-K to “Copart,” the “Company,” “we,” “us,” or “our” refer to Copart, Inc. We encourage investors to review these factors carefully together with the other matters referred to herein, as well as in the other documents we file with the Securities and Exchange Commission (the “SEC”). We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the SEC. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us.

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

Beyond our environmental stewardship, we also support the world’s communities in two important ways. First, we believe that we contribute to economic development and well-being by enabling more affordable access to mobility around the world. For example, many of the automobiles sold through our auction platform are purchased for use in developing countries where affordable transportation is a critical enabler of education, health care, and well-being. Secondly, we believe we play an important role in the communities we serve through our response to and management of catastrophic weather events. This includes our investments in equipment and infrastructure which support our overall disaster recovery efforts. For example, we mobilized our people, and engaged with a multitude of service providers to timely retrieve, store, and remarket tens of thousands of flood-damaged vehicles in South Florida in the wake of Hurricanes Helene and Milton in the fall of 2024.

We provide vehicle sellers with a full range of services to process and sell vehicles primarily over the internet through our Virtual Bidding Third Generation internet auction-style sales technology, which we refer to as VB3. Vehicle sellers consist primarily of insurance companies, but also include dealers, individuals, charities, rental car companies, banks, finance companies, and fleet operators. We obtained 81%, 81%, and 83% of the total number of vehicles processed during fiscal 2025, 2024, and 2023, respectively, from insurance company sellers. We sell the vehicles principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers, exporters, and to the general public. The majority of the vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss; not economically repairable by the insurance companies; or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. We offer vehicle sellers a full range of services that help expedite each stage of the vehicle sales process, minimize administrative and processing costs, and maximize the ultimate sales price through the online auction process.

In the U.S., Canada, Brazil, the Republic of Ireland, Finland, the U.A.E., Oman, and Bahrain, we sell vehicles primarily as an agent and derive revenue primarily from auction and auction-related sales transaction fees charged for vehicle remarketing services as well as fees for services subsequent to the auction, such as delivery and storage. In the U.K., Germany, and Spain we operate both as an agent and on a principal basis, in some cases purchasing salvage vehicles outright and reselling the vehicles for our own account. In the U.K., we recognize revenue on a principal basis from selling dismantled parts through Green Parts Specialist (“GPS”). In Germany we also derive revenue from listing vehicles on behalf of insurance companies and insurance experts to determine the vehicle’s residual value and/or to facilitate a sale for the insured.

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

For fiscal 2025, sales of U.S. vehicles, on a unit basis, to members registered outside the state where the vehicle was located accounted for 69.8% of total vehicles sold; of which 31.0% of vehicles were sold to out of state members within the U.S. and 38.8% were sold to International members, based on the IP address utilized during the auction process.

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

Historically, we believe our business has grown as a result of (i) acquisitions, (ii) increases in overall volume in the salvage car market, (iii) growth in market share, (iv) increases in the amount of revenue generated per sales transaction resulting from increases in the gross selling price and the addition of value-added services for both members and sellers, and (v) growth in non-insurance company sellers. For fiscal 2025, our revenues were $4.6 billion, and our operating income was $1.7 billion.

In fiscal 2023, we opened one new operational facility in Brazil, one new operational facility in Germany, one new operational facility in Canada, and eight new operational facilities in the U.S.

In fiscal 2024, we opened three new operational facilities in the U.K., one new operational facility in Spain, one new operational facility in Canada, and four new operational facility in the U.S.

In fiscal 2025, we opened one new operational facility in the U.K., two new operational facilities in Spain, and three new operational facilities in the U.S.

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

Operating costs consist primarily of: (i) labor (operating personnel at facilities); (ii) transportation (miles traveled and fuel rates); (iii) facilities (maintenance, property-related taxes, rent, and insurance); (iv) other (marketing and auction-related costs); and (v) costs of vehicles sold. General and administrative expenses consist primarily of executive management, accounting, data processing, sales personnel, professional services, marketing expenses, and technology enhancements and maintenance.

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

Although there are other sellers of vehicles, such as dealers, individuals, charities, rental car companies, banks, finance companies, and fleet operators, our primary sellers of vehicles are insurance companies.

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

Generally, upon receipt of the pickup order or the assignment, we arrange for the transportation of a vehicle to our nearest facility. As a service to the vehicle seller, we will customarily pay advance charges (reimbursable charges paid on behalf of vehicle sellers) to obtain the vehicle’s release from a towing company, vehicle repair facility, or impound facility. Advance charges paid on behalf of the vehicle seller are either recovered upon sale of the vehicle, invoiced separately to the seller, or deducted from the net proceeds due to the seller.

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

Expand Our Service Offerings to Sellers and Members

Over the past several years, we have expanded our available service offerings to vehicle sellers and members. The primary focus of these new service offerings is to maximize returns to our sellers and maximize product value to our members. This includes, for our sellers, real-time access to sales data over the internet, the ability to respond on a national scale, and for our members, the implementation of VB3 real-time bidding at substantially all of our facilities, thereby permitting members at any location worldwide to participate in the sales at our facilities. We plan to continue to refine and expand our services, including offering software that can assist our sellers in expediting claims and salvage management tools that help sellers integrate their systems with ours.

Our Competitive Advantages

We believe that the following attributes and the services that we offer position us to take advantage of many opportunities in the online vehicle auction and services industry:

Geographic Coverage and Ability to Respond on a Global Scale

Since our inception in 1982, we have expanded from a single facility in Vallejo, California to an integrated network of facilities located in the U.S., Canada, the U.K., Brazil, the Republic of Ireland, Germany, Finland, the U.A.E., Oman, Bahrain, and Spain. In Germany, we also derive revenue from listing vehicles on behalf of insurance companies and insurance experts to determine the vehicle’s residual value and/or to facilitate a sale for the insured. We offer integrated services to our vehicle sellers, which allow us to respond to the needs of our sellers and members with maximum efficiency. Our coverage provides our sellers with key advantages, including:
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
•expedited process to assess total loss through our Total Loss Express 360 and Co.ai tools;
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

Proven Ability to Acquire and Integrate Acquisitions

We have a proven track record of successfully acquiring and integrating facilities and companies. Since becoming a public company in 1994, we have completed acquisitions of facilities in the U.S., Canada, the U.K., Brazil, the U.A.E., Germany, Finland, and Spain. As part of our acquisition and integration strategy, we seek to:
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

Our Business Segments

Our U.S. and International regions are considered two separate operating segments and are disclosed as two reportable segments. The segments represent geographic areas and reflect how the chief operating decision maker allocates resources and measures results, including total revenues, operating income and income before income taxes. For the year ended July 31, 2025, we generated 83.0% of our revenue in our U.S. segment and 17.0% in our international segment. Geographic information as well as comparative segment revenues and related financial information pertaining to the U.S. and International segments for the years ended July 31, 2025, 2024 and 2023 are presented in the tables in Note 14 — Segments and Other Geographic Reporting, to the Notes to Consolidated Financial Statements, which are included elsewhere in this Form 10-K.

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

Online Seller Access

Copart Access, our proprietary internet-based service for vehicle sellers, provides a comprehensive suite of tools designed to maximize efficiency and transparency throughout the sales process. This platform empowers sellers to seamlessly manage their inventory by assigning vehicles for sale, monitoring sales calendars, and accessing detailed vehicle information, including high-resolution images and historical data. Furthermore, Copart Access streamlines critical administrative functions such as viewing and reprinting body shop invoices and towing receipts, proactively managing the title procurement process, and optimizing total loss determination and management and the handling of unrelated/undisclosed damage. The platform also provides sellers with valuable insights into the historical performance of vehicles sold through our auctions, enabling data-driven decision-making and improved returns.

Salvage Estimation Services

We offer Co.ai, a proprietary suite of total loss determination and valuation tools that leverage machine learning and computer vision to assist sellers in the vehicle claims evaluation process by providing online salvage value estimates, which helps sellers determine whether to repair a vehicle or deem it a total loss.

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

Transportation Services

In the U.S. segment, we perform transportation services through a combination of third-party vehicle transport companies and our fleet. We maintain contracts with third-party vehicle transport companies, which enable us to pick up most of our sellers’ vehicles within 24 hours. Our national network and transportation capabilities provide cost and time savings to our vehicle sellers and offer timely vehicle pick up and prompt response to catastrophes and natural disasters in the U.S. In the International segment, we perform transportation services through a combination of our fleet and third-party vehicle transport companies. Our international network and transportation capabilities provide cost and time savings to our vehicle sellers throughout the U.K., Europe, Canada, Brazil and Middle East market.

Vehicle Inspection Stations

We offer some of our major insurance company sellers office and facility space to house vehicle inspection stations on-site at our facilities. We have over 100 vehicle inspection stations at our facilities. An on-site vehicle inspection station provides our insurance company sellers with a central location to inspect potential total loss vehicles, which reduces storage charges that otherwise may be incurred at the initial storage or repair facility.

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

Sales Process

We offer a flexible and unique sales process designed to maximize the sale prices of the vehicles utilizing VB3. VB3 opens our sales process to members and the general public to view auctions via our website and our mobile application anywhere in the world where internet access is available. The VB3 technology and model employs a two-step bidding process. The first step is an open preliminary bidding feature that allows a member to enter bids over the internet during the preview days. To improve the effectiveness of bidding, the VB3 system lets a member see the current high bid on the vehicle they want to purchase. The preliminary bidding step is an open bid format similar to eBay®. Members enter the maximum price they are willing to pay for a vehicle and VB3’s BID4U feature will incrementally bid the vehicle on their behalf during all steps of the auction. Preliminary bidding ends at a specified time prior to the start of a second bidding step, an internet-only virtual auction. This second step allows bidders the opportunity to bid against each other and the highest preliminary bidder. The bidders enter bids via the internet in real time, and then BID4U submits bids for the highest preliminary bidder, up to their maximum bid. When bidding stops, a countdown is initiated. If no bids are received during the countdown or any extensions, the vehicle sells to the highest bidder.

BluCar

We provide financial institutions, fleet and rental car companies with an efficient method to sell their vehicles. We have a dedicated team of employees that support the processing of BluCar vehicles which includes market specific services such as asset recovery, comprehensive condition reports and arbitration.

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

Membership Tiers

We now offer three tiers of membership Guest, Basic, and Premier, except for Copart U.K. where we offer only Guest, and Basic.

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

Sales

We process vehicles from hundreds of different vehicle sellers. No single customer accounted for more than 10% of our consolidated revenues for fiscal 2025, 2024, or 2023 and our business does not depend on any particular customer to remain profitable. We obtained 81%, 81%, and 83% of the total number of vehicles processed during fiscal 2025, 2024, and 2023, respectively, from insurance company sellers.

We typically contract with the national, regional or branch office of an insurance company, fleet, financial institutions, and rental car companies and other vehicle sellers. The agreements are customized to each vehicle seller’s needs and often provide for the disposition of different types of vehicles by differing methods. Our arrangements generally provide that we will sell vehicles generated by the vehicle seller in a designated geographic area.

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

Competition

We face significant competition from other remarketers of both salvage and non-salvage vehicles. Against these other vehicle remarketers, we face competition for long-term contractual commitments and various supply agreements with sellers, in addition to competition for the acquisition of vehicle storage facilities. We believe our principal competitors include vehicle auction and sales companies and vehicle dismantlers. These national, regional, and local competitors may have established relationships with vehicle sellers and buyers and may have financial resources that are greater than ours. The largest national or regional vehicle auctioneers in the U.S. include RB Global (including its subsidiary Insurance Auto Auctions, Inc.), Carvana, Openlane, Manheim, Inc. and ACV Auctions Inc. The largest national dismantler in the U.S. is LKQ Corporation (“LKQ”). LKQ, in addition to trade groups of dismantlers such as the American Recycling Association, United Recyclers Group LLC and other regional and local dismantlers, may purchase salvage vehicles directly from insurance companies, thereby bypassing vehicle remarketing companies like Copart entirely. In our International markets, our principal competitors are vehicle auction and sales companies, vehicle dismantlers, and privately-held independent remarketers.

Management Information Systems

Our primary management information system runs on a platform called G2, an integrated mesh of proprietary, distributed systems that is based on services architecture and open standards. A portion of the functionality still resides in the legacy system called CAS.

Employees from various facilities, support centers and offices around the world access the G2 platform to perform various activities like take pictures, receive vehicles, inventory vehicles, process titles, accept payments, etc. Members access the G2 Platform to search for, view, bid and pay for the vehicles. Sellers integrate their systems with Copart’s G2 Platform via B2B Application Programming Interface “APIs”. They also access G2 to assign vehicles, monitor the progression of a vehicle through the lot processing lifecycle, approve charges or bids and make and receive payments.

We have invested in multiple co-located data centers around the world and multiple cloud platforms to create a hybrid infrastructure that provides redundancy and is designed to run continuously, even in the event of an emergency. All our facilities, offices and employees connect to our servers through the internet using publicly available multiple networks, designed to provide redundancy.

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

As of July 31, 2025, we had approximately 11,600 full and part-time employees, of which approximately 64% were located in the U.S. and 36% were located within our International segment.

Of the approximately 7,400 full and part-time employees based in the U.S, approximately 54% of them identify as male, 45% as female, and 1% are undisclosed. We also believe our U.S. workforce is ethnically diverse. As of July 31, 2025, our U.S. workforce consisted of approximately 48% individuals identifying as White, 3% as Hispanic or Latino, 14% as Black or African American, 6% as Asian, 3% as two or more races and 26% as other or as not disclosed.

Additionally, of the approximately 1,700 employees serving in the U.S. in management roles and above, up to and including executives, 61% identify as male and 39% identify as female.

Of the approximately 4,200 employees based within the International segment, approximately 65% of them identify as male and 35% as female. We also believe our International workforce is ethnically diverse. As of July 31, 2025, our International workforce consisted of approximately 45% individuals identifying as White, 40% as Asian, 5% as Black or African, 3% as Hispanic or Latino, 0% as two or more races, 7% as other or as not disclosed.

Additionally, of the approximately 500 employees serving Internationally in management roles and above, up to and including executives, 70% identify as male and 30% identify as female.

Our executive leadership team today reflects our commitment to inclusion. Among our three named executive officers (NEOs), our chief executive officer is ethnically diverse, and our chief financial officer is a woman. Within our broader executive management team, comprised of 11 executives with “chief” designations, two c-level executives are women and 5 are ethnically diverse.

At Copart, our human resources function known as People and Culture, plays a vital role in creating a supportive and productive work environment for all employees. Our People and Culture department is dedicated to fostering a culture of growth, collaboration, and employee well-being with a “people first” mindset. We understand that our people are our most valuable asset, and our People and Culture team is committed to providing comprehensive support across various aspects of the employee employment.

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

Seasonality

Historically, our consolidated results of operations have been subject to quarterly variations based on a variety of factors, of which the primary influence is the seasonal change in weather patterns. During the winter months, we tend to have higher demand for our services because there are more weather-related accidents. Severe weather events, including but not limited to tornadoes, floods, hurricanes, and hailstorms, can also impact our volumes.

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
Although no single customer accounted for more than 10% of our consolidated revenues for fiscal 2025, 2024, or 2023, a limited number of vehicle sellers historically have collectively accounted for a substantial portion of our revenues. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected revenues in those markets. There can be no assurance that our existing agreements will not be canceled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.
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
We first expanded our operations outside the U.S. in fiscal 2003 with an acquisition in Canada. Subsequently, in fiscal 2007 and fiscal 2008 we made significant acquisitions in the U.K., followed by acquisitions in the U.A.E., Brazil, Germany, and Spain in fiscal 2013, expansions into Bahrain and Oman in fiscal 2015, expansion into the Republic of Ireland and India in fiscal 2016, an acquisition in Finland in fiscal 2018, and an acquisition of a parts recycler in the U.K. in fiscal 2022. We continue to evaluate acquisitions and other opportunities outside of the U.S. Acquisitions or other strategies to expand our operations outside of the U.S. pose substantial risks and uncertainties that could have an adverse effect on our future operating results. In particular, we may not be successful in realizing anticipated synergies from these acquisitions, or we may experience unanticipated costs or expenses integrating the acquired operations into our existing business. We have and may continue to incur substantial expenses establishing new facilities and operations, acquiring buyers and sellers, and implementing shared services capabilities in international markets. Among other things, we plan to ultimately deploy our proprietary auction technologies at all of our foreign operations, and we cannot predict whether this deployment will be successful or will result in increases in the revenues or operating efficiencies of any acquired companies relative to their historic operating performance. Integration of our respective operations, including information technology and financial and administrative functions, may not proceed as anticipated and could result in unanticipated costs or expenses such as capital expenditures that could have an adverse effect on our future operating results. We cannot provide any assurance that we will achieve our business and financial objectives in connection with these acquisitions or our strategic decision to expand our operations internationally.
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
•    the need to comply with complex foreign and U.S. laws and regulations that apply to our international operations, including changes in laws that may have an adverse effect on our ability to operate our preferred business model in foreign jurisdictions;
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
For example, we implemented our online system across all of our U.S., Canada, and the U.K. salvage facilities between fiscal 2004 and fiscal 2008 and experienced increases in revenues and average selling prices, as well as improved operating efficiencies in those markets. In considering new markets, we consider the potential synergies from the implementation of our model based in large part on our experience in the U.S., Canada, and the U.K. However, we cannot predict whether these synergies will also be realized in new markets.
Failure to maintain sufficient capacity to accept additional vehicles at one or more of our storage facilities could adversely affect our relationships with insurance companies or other sellers of vehicles.
Capacity at our storage facilities varies from period to period and from region to region. For example, following adverse weather conditions in a particular area, our facilities in that area may fill and limit our ability to accept additional salvage vehicles while we process existing inventories. For example, Hurricanes Helene and Milton had, in certain quarters, an adverse effect on our operating results, in part because of facility capacity constraints in the impacted areas of the U.S. We regularly evaluate our capacity in all our markets and where appropriate, seek to increase capacity through the acquisition of additional land and facilities. We may not be able to reach agreements to purchase independent storage facilities in markets where we have limited excess capacity, zoning restrictions or difficulties obtaining and maintaining use permits, which may limit our ability to sustain and expand our capacity through acquisitions of new land. Failure to have sufficient capacity at one or more of our facilities could adversely affect our relationships with insurance companies or other sellers of vehicles, which could have an adverse effect on our consolidated results of operations and financial position.

Because the growth of our business has been due in large part to acquisitions and development of new facilities, the rate of growth of our business and revenues may decline if we are not able to successfully complete acquisitions and develop new facilities.
We seek to increase our sales and profitability through the acquisition of complementary businesses, additional facilities and the development of new facilities. Historically, the acquisition and development of new facilities has both enabled and resulted from market share gains in our core salvage vehicle remarketing business. In fiscal 2023, we opened one new operational facility in Brazil, one new operational facility in Germany, one new operational facility in Canada, and eight new operational facilities in the U.S. In fiscal 2024, we opened three new operational facilities in the U.K., one new operational facility in Spain, one new operational facility in Canada, and four new operational facility in the U.S. In fiscal 2025, we opened one new operational facility in the U.K., two new operational facilities in Spain, and three new operational facilities in the U.S. As for strategic acquisitions of complementary businesses, we acquired National Powersport Auctions in fiscal 2017, we acquired Hills Motors in fiscal 2022, a used, or “green” parts recycler in the U.K. that has four operating facilities and in fiscal 2024, we acquired Purple Wave, Inc. an online offsite heavy equipment auction company. Acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers, the availability of affordable financing in the capital markets, if necessary, and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approvals on acceptable terms. There can be no assurance that we will be able to:
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
In addition to using independent subhaulers, in the U.S., the U.K., and Germany, we utilize a fleet of company trucks to pick up and deliver vehicles to and from our storage facilities in those geographies. In connection therewith, we are subject to the risks associated with providing trucking services, including but not limited to inclement weather, disruptions in transportation infrastructure, accidents and related injury claims, availability and price of fuel, any of which could result in an increase in our operating expenses and reduction in our net income.
New member programs could impact our operating results.
We have initiated and intend to continue to initiate programs to open our auctions to the general public. These programs include the Registered Broker program through which the public can purchase vehicles through a registered member, and Copart Lounge programs through which registered members can open Copart storefronts in foreign markets with internet kiosks enabling the general public to search our inventory and purchase vehicles. Initiating programs that allow access to our online auctions to the general public will involve material expenditures and we cannot predict what future benefit, if any, will be derived. These programs could also create additional risks, including heightened regulation and litigation risk related to vehicle sales to the general public, and heightened branding, reputational, and intellectual property risk associated with allowing Copart registered members to establish Copart-branded storefronts in foreign jurisdictions.
Factors such as mild weather conditions can have an adverse effect on our revenues and operating results, as well as our revenue and earnings growth rates, by reducing the available supply of salvage vehicles. Conversely, extreme weather conditions can result in an oversupply of salvage vehicles that requires us to incur abnormal expenses to respond to market demands.
Mild weather conditions tend to result in a decrease in the available supply of salvage vehicles because traffic accidents decrease and fewer automobiles are damaged. Accordingly, mild weather can have an adverse effect on our salvage vehicle supply, which would be expected to have an adverse effect on our revenue and operating results and related growth rates. Conversely, our salvage vehicle supply will tend to increase in poor weather such as a harsh winter or as a result of adverse weather-related conditions such as flooding. During periods of mild weather conditions, our ability to increase our revenues and improve our operating results and related growth will be increasingly dependent on our ability to obtain additional vehicle sellers and to compete more effectively in the market, each of which is subject to the other risks and uncertainties described in these sections. In addition, extreme weather conditions, although they increase the available supply of salvage cars, can have an adverse effect on our operating results. For example, during fiscal 2025, we recognized substantial additional costs associated with Hurricanes Helene and Milton. Weather events have had, in certain quarters, an adverse effect on our operating results, in part because of facility capacity constraints in the impacted areas of the U.S.
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

The vehicle sales industry is highly competitive, and we may not be able to compete successfully.
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
In some cases, the enforcement practices of governmental regulators in certain foreign areas and the procedural and substantive rights and remedies available to us may vary significantly from those in the U.S., which could have an adverse effect on our business.
Although we face risks associated with international expansion in each of the non-U.S. markets where we operate, recent regulatory proposals in Brazil heighten the risks we face relating to our Brazil operations.
In addition, some of our recent acquisitions have required us to integrate non-U.S. companies which had not previously been subject to U.S. law. In many countries outside of the U.S., particularly in those with developing economies, it may be common for persons to engage in business practices prohibited by laws and regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, Brazil Clean Companies Act, India’s Prevention of Corruption Act, 1988 or similar local anti-bribery laws. These laws generally prohibit companies and their employees or agents from making improper payments for the purpose of obtaining or retaining business. Failure by us and our subsidiaries to comply with these laws could subject us to civil and criminal penalties that could have a material adverse effect on our consolidated operating results and financial position.
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
We have in the past been, and may in the future be, subject to intellectual property rights claims, which are costly to defend, could require us to pay damages, and could limit our ability to use certain technologies in the future.
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
To remain competitive, we must continue to enhance and improve the functionality and features of our websites and software. The internet and the online commerce industry are rapidly changing. In particular, the online commerce industry is characterized by increasingly complex systems and infrastructures. If competitors introduce new services embodying new technologies or if new industry standards and practices emerge such as the increased use of artificial intelligence, machine learning and generative artificial intelligence, our existing websites and proprietary technology and systems may become obsolete. Our future success will depend on our ability to:
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
Our executive officers, directors and their affiliates beneficially own, in the aggregate, more than 10% of our issued and outstanding common stock as of July 31, 2025. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our amended and restated certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.
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
Our reported revenues and earnings are subject to fluctuations in currency exchange rates. We do not engage in foreign currency hedging arrangements; consequently, foreign currency fluctuations may adversely affect our revenues and earnings. Should we choose to engage in hedging activities in the future we cannot be assured our hedges will be effective or that the costs of the hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily Pounds Sterling, Canadian dollar, Brazilian real, European Union euro, U.A.E. dirham, Omani rial, and Bahraini dinar could adversely affect our consolidated results of operations and financial position.

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

Through strategic investments over several years, we have established and enhanced a comprehensive cybersecurity program consisting of security toolsets, people, policies, and contracted third-party service providers that provide technical, organizational, and administrative safeguards to protect against and timely respond to cybersecurity threats and incidents. Our cybersecurity strategy is based foremost on defense in depth, and secondarily on resilience. Defense in depth is a strategy of layered security, in which we employ a variety of overlapping controls, tools, and processes to defend against threat actors. Resilience is a strategy focused on business continuity and disaster recovery, with the goal of rapidly restoring, rebuilding, and recovering from any adverse cyber impacts to our business. These controls, tools and processes include technologies designed to detect and defend against unauthorized access to our systems and infrastructure, relevant corporate policies, periodic cybersecurity and privacy training programs, and incident response protocols for preventing, detecting, responding to and recovering from cybersecurity incidents. We use the National Institute for Standards in Technology security framework to evaluate our cybersecurity controls, which we work to continuously enhance.
We face a number of cybersecurity risks in connection with our business. Although such risks have not materially affected us, including our business strategy, results of operations or financial condition, we have experienced threats to our data and systems in the past, including malware and viruses. For a description of the risks we face from cybersecurity threats that may affect us and how, see our risk factors under Part 1. Item 1A in this Annual Report on Form 10-K, including under the heading “Disruptions to our information technology systems, including failure to prevent outages, maintain security, and prevent unauthorized access to our information technology systems and other confidential information, could disrupt our business and materially and adversely affect our reputation, consolidated results of operations, and financial condition.”
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

Item 2.        Properties

Our corporate headquarters is located in Dallas, Texas. We have 281 total operating facilities globally. In the U.S., we own or lease facilities in every state. In Canada, we own or lease facilities in the provinces of Ontario, Quebec, Alberta, Nova Scotia, British Columbia, Newfoundland, and New Brunswick. In the U.K., we own or lease twenty-two operating facilities. In Brazil, we own or lease twenty-three operating facilities. In the Republic of Ireland, we own one operating facility. In the U.A.E., Oman, and Bahrain, we lease one operating facility in each country. In Finland, we own or lease four operating facilities. In Germany, we own or lease nine operating facilities. In Spain, we own eight operating facilities and lease three additional storage locations. Purple Wave leases one location in Manhattan Kansas. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and additional offices on commercially acceptable terms.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of July 31, 2025, there were 967,478,690 shares of our common stock issued and outstanding. Our common stock has been quoted on the NASDAQ Global Select Market under the symbol “CPRT” since March 17, 1994. As of September 25, 2025, we had 714 holders of record of our common stock. On July 31, 2025, the last reported sale price of our common stock on the NASDAQ Global Select Market was $45.33 per share.

Repurchases of Our Common Stock

On September 22, 2011, our Board of Directors approved a 320 million share increase in our stock repurchase program, bringing the total current authorization to 784 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. For fiscal years 2025, 2024, and 2023, we did not repurchase any shares of our common stock under the program. As of July 31, 2025, the total number of shares repurchased under the program was 458,196,792, and subject to applicable limitations under Delaware law, 325,803,208 shares were available for repurchase under our program.

In fiscal 2025, certain employees held stock option awards that could be exercised through a cashless exercise. For the years ended July 31, 2025, 2024 and 2023, no employee exercised stock options through a cashless exercise. If exercised a portion of the options exercised will be net settled in satisfaction of the exercise price and employees’ statutory withholding requirements. Any shares withheld for taxes are treated as a repurchase of shares for accounting purposes, but do not count against our stock repurchase program.

Dividend Policies

We have not paid a cash dividend since becoming a public company in 1994. We currently intend to retain any earnings for use in our business. Our Second Amended and Restated Credit Agreement (as defined below) contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, pay dividends, subject to certain exceptions. For further detail see Notes to Consolidated Financial Statements, Note 9 – Long-Term Debt and Note 12 — Stockholders’ Equity and under the subheadings “Credit Agreement” in the Liquidity and Capital Resources sections of this Annual Report on Form 10-K.

Issuances of Unregistered Securities

There were no issuance of unregistered securities in the year ended July 31, 2025.

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

The following is a line graph comparing the cumulative total return to stockholders of our common stock at July 31, 2025 since July 31, 2020, to the cumulative total return over such period of (i) the NASDAQ Composite Index, (ii) the NASDAQ Industrial Index, and (iii) the S&P 500 Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Copart, Inc., the NASDAQ Composite Index,
the NASDAQ Industrial Index, and the S&P 500 Index

	Fiscal Year Ended July 31,
	2020	2021	2022	2023	2024	2025
Copart, Inc.	$100.00	$157.64	$137.37	$189.58	$224.47	$194.45
NASDAQ Composite	$100.00	$137.53	$116.97	$136.63	$168.91	$204.14
NASDAQ Industrial	$100.00	$125.18	$102.33	$106.91	$112.73	$135.38
S&P 500 Index	$100.00	$136.45	$130.12	$147.05	$179.62	$208.96
*    Assumes that $100.00 was invested on July 31, 2020 in our common stock, in the NASDAQ Composite Index, the NASDAQ Industrial Index, and the S&P 500 Index and that all dividends were reinvested. No dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.
    Copyright© 2025 Standard & Poor's, a division of S&P Global. All rights reserved.

Item 6.        Reserved

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations as of, and for, the periods presented and should be read in conjunction with our audited Consolidated Financial Statements and the related Notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements, including statements regarding industry outlook, our expectations for the future of our business, and our liquidity and capital resources as well as other non-historical statements. These statements are based on current expectations and are subject to numerous risks and uncertainties, including but not limited to the risks and uncertainties described in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by these forward-looking statements.

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

Beyond our environmental stewardship, we also support the world’s communities in two important ways. First, we believe that we contribute to economic development and well-being by enabling more affordable access to mobility around the world. For example, many of the automobiles sold through our auction platform are purchased for use in developing countries where affordable transportation is a critical enabler of education, health care, and well-being. Secondly, we believe we play an important role in the communities we serve through our response to and management of catastrophic weather events. This includes our investments in equipment and infrastructure which support our overall disaster recovery efforts. For example, we mobilized our people, and engaged with a multitude of service providers to timely retrieve, store, and remarket tens of thousands of flood-damaged vehicles in South Florida in the wake of Hurricanes Helene and Milton in the fall of 2024.

We provide vehicle sellers with a full range of services to process and sell vehicles primarily over the internet through our Virtual Bidding Third Generation internet auction-style sales technology, which we refer to as VB3. Vehicle sellers consist primarily of insurance companies, but also include dealers, individuals, charities, rental car companies, banks, finance companies, and fleet operators. We obtained 81%, 81%, and 83% of the total number of vehicles processed during fiscal 2025, 2024, and 2023, respectively, from insurance company sellers. We sell the vehicles principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers, exporters, and to the general public. The majority of the vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss; not economically repairable by the insurance companies; or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. We offer vehicle sellers a full range of services that help expedite each stage of the vehicle sales process, minimize administrative and processing costs, and maximize the ultimate sales price through the online auction process.

In the U.S., Canada, Brazil, the Republic of Ireland, Finland, the U.A.E., Oman, and Bahrain, we sell vehicles primarily as an agent and derive revenue primarily from auction and auction-related sales transaction fees charged for vehicle remarketing services as well as fees for services subsequent to the auction, such as delivery and storage. In the U.K., Germany, and Spain, we operate both as an agent and on a principal basis, in some cases purchasing salvage vehicles outright and reselling the vehicles for our own account. In the U.K., we recognize revenue on a principal basis from selling dismantled parts through GPS. In Germany and Spain, we also derive revenue from listing vehicles on behalf of insurance companies and insurance experts to determine the vehicle’s residual value and/or to facilitate a sale for the insured.

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

Our revenue is impacted by several factors, including total loss frequency and the average vehicle auction selling price, as a significant amount of our service revenue is associated in some manner with the ultimate selling price of the vehicle. Vehicle auction selling prices are driven primarily by: (i) market demand for rebuildable, drivable vehicles; (ii) used car pricing, which we also believe has an impact on total loss frequency; (iii) end market demand for recycled and refurbished parts as reflected in demand from dismantlers; (iv) the mix of cars sold; (v) changes in the U.S. dollar exchange rate to foreign currencies, which we believe has an impact on auction participation by international buyers; and (vi) changes in commodity prices, particularly the per ton price for crushed car bodies, as we believe this has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling. We cannot specifically quantify the financial impact that commodity pricing, used car pricing, and product sales mix has on the selling price of vehicles, our service revenues, or financial results. Total loss frequency is the percentage of cars involved in accidents that insurance companies salvage rather than repair and is driven by the relationship between repair costs, used car values, and auction returns. Over the past 30 years, we believe there has been an increase in overall growth in the salvage market driven by an increase in total loss frequency. This increase in total loss frequency may have been driven by changes in used car values and repair costs over the same long-term horizon, which we believe are generally trending upward. We believe the long-term trend of increases in total loss frequency will continue. In the near term changes in used car prices and repair cost are inversely related, but may impact total loss frequency and thereby affect our growth rate. Used car values are determined by many factors, including used car supply, which is tied directly to new car sales, and the average age of cars on the road. The average age of cars on the road has continued to increase, growing from 11.1 years in 2012 to 12.8 years in 2025. Repair costs are generally based on damage severity, vehicle complexity, repair parts availability, repair parts costs, labor costs, and repair shop lead times. The factors that can influence repair costs, used car pricing, and auction returns are many and varied, and we cannot predict their movements with precision.

Operating Costs and Expenses: Facility operations expenses consist primarily of: (i) labor (operating personnel at facilities); (ii) transportation (miles traveled and fuel rates); (iii) facilities (maintenance, property-related taxes, rent, and insurance); (iv) other (marketing and auction-related costs); and (v) costs of vehicles sold. General and administrative expenses consist primarily of executive management, accounting, data processing, sales personnel, professional services, marketing expenses, and technology enhancements and maintenance.

Other Income and Expense: Other income consists primarily of interest income on U.S. Treasury Bills, foreign exchange rate gains and losses; gains and losses from the disposal of assets, which will fluctuate based on the nature of these activities each period; fees and interest expense on the credit facility; and earnings from unconsolidated affiliates.

Liquidity and Cash Flows: Our primary source of working capital is cash flow from operations. The primary source of our liquidity is our cash and cash equivalents and our revolving credit commitments under our Second Amended and Restated Credit Agreement (the “Revolving Loan Facility.”). The primary factors affecting cash flows from operations are: (i) seasonality; (ii) market wins and losses; (iii) supplier mix; (iv) accident frequency; (v) total loss frequency; (vi) volume from our existing suppliers; (vii) commodity pricing; (viii) used car pricing; (ix) foreign currency exchange rates; (x) product mix;

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

Acquisitions and New Operations

As part of our overall expansion strategy of offering integrated services to vehicle sellers, we anticipate acquiring and developing facilities in new regions, as well as the regions currently served by our facilities. We believe that these acquisitions and openings will strengthen our coverage, as we have facilities located in the United States (“U.S.”), the United Kingdom (“U.K.”), Germany, Brazil, Canada, the United Arab Emirates (“U.A.E.”), Spain, Finland, Oman, the Republic of Ireland, and Bahrain with the intention of providing global coverage for our sellers.

The following tables set forth operational facilities that we have opened and are now operational from August 1, 2022 through July 31, 2025:

United States Locations	Date
Anchorage, Alaska	August 2022
Rapid City, South Dakota	August 2022
Kansas City, Missouri	September 2022
Grenada, Mississippi	January 2023
Windham, New England	March 2023
Las Vegas West, Nevada	June 2023
Akron, Ohio	July 2023
Wayland, Michigan	July 2023
Rutland, Vermont	August 2023
Phoenix, Arizona	November 2023
Austin, Texas	June 2024
Casper, Wyoming	July 2024
Napa, California	October 2024
Laurel, Maryland	November 2024
Chicago, Illinois	May 2025

International Locations	Geographic Service Area	Date
Brasília, Brazil	Brazil	September 2022
Büdingen, Hesse	Germany	January 2023
Ottawa, Ontario	Canada	February 2023
Corby, England	United Kingdom	October 2023
Glasgow, Scotland	United Kingdom	December 2023
Alhendin, Granada	Spain	January 2024
Gloucester, England	United Kingdom	March 2024
Barcelona, Spain	Spain	May 2024
Cookstown, Ontario	Canada	July 2024
St. Helens, England	United Kingdom	October 2024
Castellón, Spain	Spain	November 2024
Vitoria, Spain	Spain	December 2024

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

Results of Operations

The following table shows certain data from our consolidated statements of income expressed as a percentage of total service revenues and vehicle sales for fiscal 2025, 2024 and 2023:

	Year Ended July 31,
(In percentages)	2025	2024	2023
Service revenues and vehicle sales:
Service revenues	85%	84%	83%
Vehicle sales	15%	16%	17%
Total service revenues and vehicle sales	100%	100%	100%
Operating expenses:
Facility operations	42%	40%	39%
Cost of vehicle sales	13%	15%	15%
General and administrative	9%	8%	7%
Total operating expenses	64%	63%	61%
Operating income	36%	37%	39%
Total other income	4%	3%	3%
Income before income taxes	40%	40%	42%
Income tax expense	7%	8%	8%
Net income	33%	32%	34%

Comparison of Fiscal Years ended July 31, 2025, 2024 and 2023

The following table presents a comparison of service revenues for fiscal 2025, 2024 and 2023:

	Year Ended July 31,			2025 vs. 2024		2024 vs. 2023
(In thousands)	2025	2024	2023	Change	% Change	Change	% Change
Service revenues
United States	$3,451,558	$3,126,102	$2,841,641	$325,456	10.4%	$284,461	10.0%
International	517,104	434,900	356,487	82,204	18.9%	78,413	22.0%
Total service revenues	$3,968,662	$3,561,002	$3,198,128	$407,660	11.4%	$362,874	11.3%

Service Revenues. The increase in service revenues for fiscal 2025 of $407.7 million, or 11.4% as compared to fiscal 2024 came from (i) an increase in the U.S. of $325.5 million, and (ii) an increase in International of $82.2 million. The growth in the U.S. was driven primarily by an increase in revenue per car and an increase in volume. The growth in International, after excluding positive fluctuations in currency exchange rates of $2.7 million, was driven primarily by an increase in revenue per car and increase in volume.

The following table presents a comparison of vehicle sales for fiscal 2025, 2024 and 2023:

	Year Ended July 31,			2025 vs. 2024		2024 vs. 2023
(In thousands)	2025	2024	2023	Change	% Change	Change	% Change
Vehicle sales
United States	$403,546	$338,633	$348,007	$64,913	19.2%	$(9,374)	(2.7)%
International	274,750	337,188	323,383	(62,438)	(18.5)%	13,805	4.3%
Total vehicle sales	$678,296	$675,821	$671,390	$2,475	0.4%	$4,431	0.7%

Vehicle Sales. The increase in vehicle sales for fiscal 2025 of $2.5 million, or 0.4% as compared to fiscal 2024 came from (i) an increase in the U.S. of $64.9 million and (ii) a decrease in International of $62.4 million. The increase in the U.S. was primarily driven by an increase in volume and an increase in revenue per car due to higher auction selling prices. The decrease in International, after excluding positive fluctuations in currency exchanges rates of $5.7 million was primarily driven by a decrease in revenue per car due to lower auction selling prices, which we believe was due to change in mix of vehicles sold, and a decrease in volume related to sellers switching to a consignment model.

The following table presents a comparison of facility operations expense for fiscal 2025, 2024 and 2023:

	Year Ended July 31,			2025 vs. 2024		2024 vs. 2023
(In thousands)	2025	2024	2023	Change	% Change	Change	% Change
Facility operations expenses
United States	$1,646,183	$1,440,707	$1,292,527	$205,476	14.3%	$148,180	11.5%
International	298,135	269,377	225,502	28,758	10.7%	43,875	19.5%
Total facility operations expenses	$1,944,318	$1,710,084	$1,518,029	$234,234	13.7%	$192,055	12.7%

Facility operations expenses, excluding depreciation and amortization
United States	$1,485,186	$1,297,102	$1,173,373	$188,084	14.5%	$123,729	10.5%
International	267,357	242,332	202,559	25,025	10.3%	39,773	19.6%

Facility depreciation and amortization
United States	$160,997	$143,605	$119,155	$17,392	12.1%	$24,450	20.5%
International	30,778	27,045	22,942	3,733	13.8%	4,103	17.9%

Facility Operations Expenses. The increase in facility operations expenses for fiscal 2025 of $234.2 million, or 13.7% as compared to fiscal 2024 resulted from (i) an increase in the U.S. of $205.5 million, and (ii) an increase in International of $28.8 million. The increase in the U.S. compared to the same period last year related to an increase in volume and in non-CAT related subhaul, labor, and facility costs combined with one time CAT costs of $56 million associated with Hurricanes Helene and Milton. These costs are related to subhaul, labor costs incurred from overtime, increased security costs, and increased travel and lodging. The increase in International, after excluding negative fluctuations in currency exchange rates of $1.8 million, is the result of an increase in volume and an increase in costs to process a car. Included in facility operations expenses were depreciation and amortization expenses. The increase in facility operations depreciation and amortization expenses as compared to the same period last year resulted primarily from depreciating new and expanded facilities placed into service in the U.S. and International.

The following table presents a comparison of cost of vehicle sales for fiscal 2025, 2024 and 2023:

	Year Ended July 31,			2025 vs. 2024		2024 vs. 2023
(In thousands)	2025	2024	2023	Change	% Change	Change	% Change
Cost of vehicle sales
United States	$378,100	$313,449	$326,764	$64,651	20.6%	$(13,315)	(4.1)%
International	224,897	306,038	287,734	(81,141)	(26.5)%	18,304	6.4%
Total cost of vehicle sales	$602,997	$619,487	$614,498	$(16,490)	(2.7)%	$4,989	0.8%

Cost of Vehicle Sales. The decrease in cost of vehicle sales for fiscal 2025 of $16.5 million, or 2.7% as compared to fiscal 2024, was the result of (i) an increase in the U.S. of $64.7 million and (ii) a decrease in International of $81.1 million. The increase in the U.S. was primarily the result of an an increase average purchase price due to a change in the mix of vehicles sold and an increase in volume. The decrease in International, after excluding the negative fluctuations of currency exchange rates of $4.1 million, was primarily due to a lower average purchase price due to a change in the mix of vehicles sold, combined with a decrease in volume related to sellers switching to a consignment model.

The following table presents a comparison of general and administrative expenses for fiscal 2025, 2024 and 2023:

	Year Ended July 31,			2025 vs. 2024		2024 vs. 2023
(In thousands)	2025	2024	2023	Change	% Change	Change	% Change
General and administrative expenses
United States	$349,935	$282,545	$202,260	$67,390	23.9%	$80,285	39.7%
International	52,994	52,684	48,162	310	0.6%	4,522	9.4%
Total general and administrative expenses	$402,929	$335,229	$250,422	$67,700	20.2%	$84,807	33.9%

General and administrative expenses, excluding depreciation and amortization
United States	$326,906	$264,465	$185,611	$62,441	23.6%	$78,854	42.5%
International	51,949	51,653	47,430	296	0.6%	4,223	8.9%

General and administrative depreciation and amortization
United States	$23,029	$18,080	$16,649	$4,949	27.4%	$1,431	8.6%
International	1,045	1,031	732	14	1.4%	299	40.8%

General and Administrative Expenses. The increase in general and administrative expenses for fiscal 2025 of $67.7 million, or 20.2% as compared to fiscal 2024 came primarily from (i) an increase in the U.S. of $67.4 million, and (ii) an increase in International of $0.3 million. Excluding depreciation and amortization, the increase in the U.S. of $62.4 million resulted primarily from increases in third party outside services (including legal, compliance, and system implementations), labor costs (as a result of investment in the business and the expansion of our sales force), facility costs and travel. The increase in International, primarily from increases in labor costs, and computer software offset by a decrease in legal costs. The increase in depreciation and amortization expenses was the result of new intangibles and technology being placed in service in the U.S. and International.

The following table summarizes total other expenses and income taxes for fiscal 2025, 2024 and 2023:

	Year Ended July 31,			2025 vs. 2024		2024 vs. 2023
(In thousands)	2025	2024	2023	Change	% Change	Change	% Change
Total other income (expenses)	$198,867	$142,578	$67,759	$56,289	39.5%	$74,819	110.4%
Income taxes	347,218	352,254	316,587	(5,036)	(1.4)%	35,667	11.3%
Other Income (Expenses). The increase in total other income for fiscal 2025 of $56.3 million, or 39.5% as compared to fiscal 2024 was primarily due to higher interest income earned from U.S. Treasury Bills, gain on sale of fixed assets, and realized and unrealized foreign currency gains.

Income Taxes. Our effective income tax rates were 18.3% and 20.5%, for fiscal 2025 and 2024, respectively. The current and prior year’s effective tax rate was computed based on the U.S. federal statutory tax rate of 21.0%. The effective tax rate for the fiscal year ended July 31, 2025 was favorably impacted by a $55.0 million tax benefit related to the Foreign Derived Intangible Income “FDII” deduction and $36.7 million in excess tax benefits from the exercise of employee stock options and negatively impacted by $38.6 million related to state income taxes. The effective tax rate for the fiscal year ending July 31, 2024 was favorably impacted by a $47.7 million tax benefit related to the FDII deduction and $14.8 million in excess tax benefits from the exercise of employee stock options and negatively impacted by $40.6 million related to state income taxes.

Discussion of Fiscal Year ended July 31, 2024 compared to Fiscal Year ended July 31, 2023

For a discussion of fiscal 2024 as compared to fiscal 2023, please refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended July 31, 2024, filed with the SEC on September 27, 2024.

Liquidity and Capital Resources

The following table presents a comparison of key components of our liquidity and capital resources for fiscal 2025, 2024 and 2023, excluding additional funds available to us through our Revolving Loan Facility:

	July 31,			2025 vs. 2024		2024 vs. 2023
(In thousands)	2025	2024	2023	Change	% Change	Change	% Change
Cash, cash equivalents, and restricted cash	$2,780,531	$1,514,111	$957,395	$1,266,420	83.6%	$556,716	58.1%
Working capital	5,071,347	3,789,617	2,769,835	1,281,730	33.8%	1,019,782	36.8%

	Year Ended July 31,			2025 vs. 2024		2024 vs. 2023
(In thousands)	2025	2024	2023	Change	% Change	Change	% Change
Operating cash flows	$1,799,750	$1,472,564	$1,364,210	$327,186	22.2%	$108,354	7.9%
Investing cash flows	(587,448)	(940,079)	(1,892,049)	352,631	37.5%	951,970	50.3%
Financing cash flows	52,107	19,273	66,615	32,834	170.4%	(47,342)	71.1%

Capital expenditures and acquisitions	$(570,213)	$(493,328)	$(516,636)	$(76,885)	(15.6)%	$23,308	4.5%

Cash, cash equivalents, and restricted cash increased $1,266.4 million and working capital increased $1,281.7 million at July 31, 2025, as compared to July 31, 2024. Cash, cash equivalents, and restricted cash increased primarily due to cash generated from operations, proceeds from held to maturity securities, and proceeds from stock option exercises. Working capital increased primarily from cash generated from operations and timing of cash receipts and payments, partially offset by capital expenditures, investment in held to maturity securities and certain income tax benefits related to stock option exercises and timing of cash payments. Cash equivalents consisted of bank deposits, certificates of deposit, U.S. Treasury Bills, and funds invested in money market accounts, which bear interest at variable rates.

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

As of July 31, 2025, $314.9 million of the $2.8 billion of cash, cash equivalents, and restricted cash was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., the repatriation of these funds could still be subject to the foreign withholding tax following the U.S. Tax Reform. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not require repatriation to fund our U.S. operations.
Net cash provided by operating activities increased for fiscal 2025 as compared to fiscal 2024 due to improved cash operating results primarily from an increase in service and vehicle sales revenues, partially offset by an increase in facility operations and general and administrative expenses, and changes in operating assets and liabilities. The change in operating assets and liabilities was primarily the result of a decrease in accounts receivable of $111.4 million, vehicle pooling costs of $26.4 million, prepaid expenses and other current and non-current assets of $78.8 million, partially offset by an increase in income tax receivable of $7.1 million and decrease in income tax payable of $90.8 million.
Net cash used in investing activities decreased for fiscal 2025 as compared to fiscal 2024 due primarily to an increase in proceeds from the sale of held to maturity securities, a reduction in the purchase of held to maturity securities and an increase in capital expenditures. Our capital expenditures are primarily related to acquiring land, opening and improving facilities, capitalized software development costs for new software for internal use and major software enhancements, acquiring facility equipment, and lease buyouts of certain facilities. We continue to develop, expand, and invest in new and existing facilities and standardize the appearance of existing locations. As of July 31, 2025, we had no material non-cancelable commitments for future capital expenditures.
Net cash provided by financing activities increased in fiscal 2025 as compared to fiscal 2024 due primarily to an increase in proceeds from the exercise of stock options and a reduction in revolver facility payments.

For a discussion of fiscal 2024 as compared to fiscal 2023, please refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended July 31, 2024, filed with the SEC on September 27, 2024.

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

We had no outstanding borrowings under the Revolving Loan Facility as of July 31, 2025 and July 31, 2024. The Second Amended and Restated Credit Agreement contains customary affirmative and negative covenants and we were in compliance with all covenants related to the Second Amended and Restated Credit Agreement as of July 31, 2025.

For further detail on the Second Amended and Restated Credit Agreement, see Notes to Consolidated Financial Statements, Note 9 – Long-Term Debt .

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

No provision for returns has been established, as all sales are final with no right of return or warranty, except for separately identified vehicles subject to an arbitration policy, although we provide for expected credit losses in the case of non-performance by our buyers or sellers.

	Year Ended July 31,
(In thousands)	2025	2024	2023
Service revenues
United States	$3,451,558	$3,126,102	$2,841,641
International	517,104	434,900	356,487
Total service revenues	$3,968,662	$3,561,002	$3,198,128

Vehicle sales

Certain vehicles are purchased and remarketed on our own behalf. We have a single performance obligation related to the sale of these vehicles, which is the completion of the online auction process. Vehicle sales revenue is recognized on the auction date. As we act as a principal in vehicle sales transactions, the gross sales price at auction is recorded as revenue.

	Year Ended July 31,
(In thousands)	2025	2024	2023
Vehicle sales
United States	$403,546	$338,633	$348,007
International	274,750	337,188	323,383
Total vehicle sales	$678,296	$675,821	$671,390

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

Interest Income Risk

The primary objective of our investment activities is to preserve principal while secondarily maximizing yields without significantly increasing risk. To achieve this objective in the current uncertain global financial markets, all cash and cash equivalents were held in bank deposits, U.S. Treasury Bills, and money market funds as of July 31, 2025. As the interest rates on a material portion of our cash and cash equivalents are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments. As of July 31, 2025, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgaged-backed securities. Based on the average cash balance held for fiscal 2025, a hypothetical 10% adverse change in our interest yield would not have materially affected our operating results.

Interest Expense Risk

There where no borrowings under the Revolving Loan Facility under the Second Amended and Restated Credit Agreement as of July 31, 2025. The Revolving Loan Facility under the Second Amended and Restated Credit Agreement bears interest, at our election, at either (a) the Base Rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the Federal Funds Rate, which is defined as a fluctuating rate per annum to the greatest of (A) the Federal Funds Rate in effect on such date plus 0.50% or (B) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate;” and (ii) SOFR for a one-month interest period for such date plus 1.0%, plus an applicable margin ranging from 0.00% to 0.75% based on our consolidated total net leverage ratio during the preceding fiscal quarter; or (b) the SOFR plus an applicable margin ranging from 1.00% to 1.75% depending on our consolidated total net leverage ratio during the preceding fiscal quarter. Interest is due and payable, arrears, at the end of each calendar quarter for loans bearing interest at the Base Rate, and at the end of an interest period (or at each three-month interval in the case of loans with interest periods greater than three months) in the case of SOFR Loans. If interest rates were to increase by 10% it would not materially affect our operating results.

Foreign Currency and Translation Exposure

Fluctuations in foreign currencies create volatility in our reported results of operations because we are required to consolidate the results of operations of our foreign currency denominated subsidiaries. International net revenues are typically denominated in the local currency of each country and result from transactions by our operations in Canada, the U.K., Brazil, the Republic of Ireland, Germany, Finland, the U.A.E., Oman, Bahrain, and Spain. These operations also incur a majority of their expenses in the following local currencies, the Pounds Sterling, Canadian dollar, Brazilian real, European Union euro, U.A.E. dirham, Omani rial, and Bahraini dinar. Our international operations are subject to risks associated with foreign exchange rate volatility, which could have a material and adverse impact on our future results of operations. A hypothetical 10% adverse change in the value of the U.S. dollar relative to Pounds Sterling, Canadian dollar, Brazilian real, European Union euro, U.A.E. dirham, Omani rial, and Bahraini dinar would not materially affect our operating results for fiscal 2025.

Fluctuations in foreign currencies also create volatility in our consolidated financial position because we are required to remeasure substantially all assets and liabilities held by our foreign subsidiaries at the current exchange rate at the close of the accounting period. At July 31, 2025, the cumulative effect of foreign exchange rate fluctuations on our consolidated financial position was a net translation loss of $120.3 million. This loss was recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income. A hypothetical 10% adverse change in the value of the U.S. dollar relative to Pounds Sterling, Canadian dollar, Brazilian real, European Union euro, U.A.E. dirham, Omani rial, and Bahraini dinar. would not have materially affected our consolidated financial position. We do not hedge our exposure to translation risks arising from fluctuations in foreign currency exchange rates.

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

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of July 31, 2025, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our CEO and CFO. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluations, our CEO and CFO have concluded that, our Disclosure Controls were effective at the reasonable assurance level as of July 31, 2025.

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

Management, including our CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of July 31, 2025. Ernst & Young LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we make changes to our systems and processes to improve controls and increase efficiency while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems and automating manual processes. In the first quarter of fiscal 2025, we began implementing a new financial system, which will be completed in stages. The first stage of the system implementation included our member billing in the United States. This new financial system is a significant component of our internal control over financial reporting. We will continue to implement our new financial system, in stages, and each implementation will become a significant component of our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Copart, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Copart, Inc.’s internal control over financial reporting as of July 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Copart, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of July 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company, and our report dated September 26, 2025, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas
September 26, 2025

Item 9B.    Other Information

During the three months ended July 31, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we intend to file a definitive proxy statement for our 2025 Annual Meeting of Stockholders (“the Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included therein is incorporated herein by reference.

Item 10.        Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference to the proposal captioned “Election of Directors,” and the sections titled “Corporate Governance and Board of Directors” and “Related Person Transactions” in our Proxy Statement.

Delinquent Section 16(a) Reports

There were no delinquent Section 16(a) Reports during fiscal 2025.

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

The Code of Ethics is available on the Investor Relations page at our website, located at http://www.copart.com.

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

PART IV

Item 15.        Exhibits, Financial Statement Schedules

The following documents are filed as part of this Form 10-K:

(a)Financial statements:
Our consolidated financial statements at July 31, 2025 and 2024 and for each of the three years in the period ended July 31, 2025 and the notes thereto, together with the report of the independent registered public accounting firm on those consolidated financial statements are hereby filed as part of this Annual Report on Form 10-K.

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

Item 16.        Form 10-K Summary

None.

EXHIBIT INDEX

The following Exhibits are filed as part of, or incorporated by reference into this report.

Incorporated by reference herein
Exhibit Number		Description	Form	Date
3.1		Amended and Restated Certificate of Incorporation of Copart, Inc.	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 3.1	November 2, 2022
3.2		Amended and Restated Bylaws of Copart, Inc.	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 3.1	March 12, 2024
4.1		Description of Capital Stock	Annual Report on Form 10-K (File No. 000-23255), Exhibit No. 4.1	September 30, 2019
10.1	*	Copart Inc. 2007 Equity Incentive Plan, as Amended and Restated (2007 EIP)	—	Filed herewith
10.2	*	Form of Performance Share Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	December 12, 2007
10.3	*	Form of Restricted Stock Unit Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.3	December 12, 2007
10.4	*	Form of Stock Option Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.5	December 12, 2007
10.5	*	Form of Restricted Stock Award Agreement for use with 2007 EIP	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.4	December 12, 2007
10.6	*	Copart, Inc. Executive Bonus Plan	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	March 5, 2021
10.7	*	Form of Indemnification Agreement signed by executive officers and directors	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	May 26, 2023
10.8	*	Copart, Inc. 2014 Employee Stock Purchase Plan	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	December 5, 2014
10.9	*	Executive Officer Employment Agreement, effective January 4, 2016, between the Registrant and Jeffrey Liaw.	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.26	November 23, 2015
10.10
Second Amended and Restated Credit Agreement, dated as of December 21, 2021, by and among Copart, certain subsidiaries of Copart. the lenders party thereto, and Bank of America,N.A., as administrative agent.
			Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	December 27, 2021
10.11		Executive Officer Employment Agreement, effective December 5, 2022, between the registrant and Leah Stearns	Quarterly Report on Form 10-Q (File No. 000-23255), Exhibit No. 10	February 24, 2023

Incorporated by reference herein
Exhibit Number		Description	Form	Date
10.12	*	Outside Director Compensation Program	Annual Report on Form 10-K (File No. 000-23255), Exhibit 10.12	September 30, 2024
10.13		Corporate Aircraft Personal Use Policy	Current Report on Form 8-K (File No. 000-23255), Exhibit 10.1	March 12, 2024
19.1		Insider Trading Policy	—	Filed herewith
21.1		List of subsidiaries of Registrant	—	Filed herewith
23.1		Consent of Independent Registered Public Accounting Firm	—	Filed herewith
24.1		Power of Attorney (included on signature page)	—	Filed herewith
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.1	(1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.2	(1)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
97.1		Compensation Recovery Policy	Annual Report on Form 10-K (File No. 000-23255), Exhibit 97.1	September 30, 2024
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Extension Definition
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL).
(1)		In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

*    Management contract, plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COPART, INC.

By:	/s/ JEFFREY LIAW
Jeffrey Liaw Chief Executive Officer (Principal Executive Officer)

Date: September 26, 2025

COPART, INC.

By:	/s/ LEAH STEARNS
Leah Stearns Chief Financial Officer (Principal Financial and Accounting Officer and duly Authorized Officer)

Date: September 26, 2025

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

Signature	Capacity in Which Signed	Date
/s/ JEFFREY LIAW	Chief Executive Officer (Principal Executive Officer)	September 26, 2025
Jeffrey Liaw

/s/ LEAH STEARNS	Chief Financial Officer (Principal Financial and Accounting Officer)	September 26, 2025
Leah Stearns

/s/ A. JAYSON ADAIR	Executive Chairman	September 26, 2025
A. Jayson Adair

/s/ WILLIS J. JOHNSON	Chairman of the Board	September 26, 2025
Willis J. Johnson

/s/ MATT BLUNT	Director	September 26, 2025
Matt Blunt

/s/ STEVEN D. COHAN	Director	September 26, 2025
Steven D. Cohan

/s/ DANIEL ENGLANDER	Director	September 26, 2025
Daniel Englander

/s/ STEPHEN FISHER	Director	September 26, 2025
Stephen Fisher

/s/ CHERYLYN HARLEY LEBON	Director	September 26, 2025
Cherylyn Harley LeBon

/s/ JAMES E. MEEKS	Director	September 26, 2025
James E. Meeks

/s/ DIANE M. MOREFIELD	Director	September 26, 2025
Diane M. Morefield

/s/ CARL SPARKS	Director	September 26, 2025
Carl Sparks

/s/ THOMAS N. TRYFOROS	Director	September 26, 2025
Thomas N. Tryforos

Copart, Inc.
Index to Consolidated Financial Statements
and Financial Statement Schedule

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Copart, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Copart, Inc. (the Company) as of July 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in redeemable noncontrolling interest and stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2025 and 2024 and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of July 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated September 26, 2025 expressed an unqualified opinion thereon.

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
Dallas, Texas
September 26, 2025

COPART, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	July 31,
	2025	2024
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$2,780,531	$1,514,111
Investment in held to maturity securities	2,008,539	1,908,047
Accounts receivable, net	762,811	785,877
Vehicle pooling costs	116,145	132,638
Inventories	39,661	43,639
Income taxes receivable	580	—
Prepaid expenses and other assets	46,361	33,872
Total current assets	5,754,628	4,418,184
Property and equipment, net	3,598,093	3,175,838
Operating lease right-of-use assets	99,708	116,301
Intangibles, net	62,832	74,088
Goodwill	517,779	513,909
Other assets	57,862	129,444
Total assets	$10,090,902	$8,427,764
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$591,831	$518,148
Deferred revenue	30,440	28,121
Income taxes payable	41,141	60,994
Current portion of operating and finance lease liabilities	19,869	21,304
Total current liabilities	683,281	628,567
Deferred income taxes	80,625	93,653
Income taxes payable	35,635	59,560
Operating and finance lease liabilities, net of current portion	83,870	97,429
Total liabilities	883,411	879,209
Commitments and contingencies
Redeemable non-controlling interest	20,458	24,544
Stockholders’ equity:
Preferred stock: $0.0001 par value—5,000,000 shares authorized; none issued	—	—
Common stock: $0.0001 par value—1,600,000,000 shares authorized; 967,478,690 and 962,967,011 shares issued and outstanding, respectively	97	96
Additional paid-in capital	1,214,150	1,120,985
Accumulated other comprehensive loss	(120,283)	(142,972)
Retained earnings	8,093,069	6,545,902
Total stockholders’ equity	9,187,033	7,524,011
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$10,090,902	$8,427,764

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended July 31,
	2025	2024	2023
Service revenues and vehicle sales:
Service revenues	$3,968,662	$3,561,002	$3,198,128
Vehicle sales	678,296	675,821	671,390
Total service revenues and vehicle sales	4,646,958	4,236,823	3,869,518
Operating expenses:
Facility operations	1,944,318	1,710,084	1,518,029
Cost of vehicle sales	602,997	619,487	614,498
General and administrative	402,929	335,229	250,422
Total operating expenses	2,950,244	2,664,800	2,382,949
Operating income	1,696,714	1,572,023	1,486,569
Other income (expense):
Interest income (expense), net	178,909	145,673	65,928
Other income (expense), net	19,958	(3,095)	1,831
Total other income	198,867	142,578	67,759
Income before income taxes	1,895,581	1,714,601	1,554,328
Income tax expense	347,218	352,254	316,587
Net income	1,548,363	1,362,347	1,237,741
Less: Net income (loss) attributable to redeemable noncontrolling interest	(4,086)	(673)	—
Net income attributable to Copart, Inc.	$1,552,449	$1,363,020	$1,237,741

Basic net income per common share	$1.61	$1.42	$1.30
Weighted average common shares outstanding	965,306	960,739	953,574

Diluted net income per common share	$1.59	$1.40	$1.28
Diluted weighted average common shares outstanding	977,563	974,798	966,647

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended July 31,
	2025	2024	2023
Comprehensive income, net of tax:
Net income	$1,548,363	$1,362,347	$1,237,741
Other comprehensive income:
Foreign currency translation adjustments	22,689	(1,966)	28,359
Comprehensive income	$1,571,052	$1,360,381	$1,266,100
Less: Comprehensive income/(loss) attributable to redeemable noncontrolling interest	$(4,086)	$(673)	$—
Comprehensive income attributable to Copart, Inc.	$1,575,138	$1,361,054	$1,266,100

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital
	Outstanding Shares	Amount			Retained Earnings	Total Stockholders’ Equity	Redeemable Noncontrolling Interest
Balances at July 31, 2022	952,163,896	$96	$838,460	$(169,365)	$3,956,408	$4,625,599	$—
Net income	—	—	—	—	1,237,741	1,237,741	—
Currency translation adjustment	—	—	—	28,359	—	28,359	—
Exercise of stock options, net of repurchased shares	4,473,888	—	49,679	—	(4,709)	44,970	—
Employee stock-based compensation	257,700	—	39,673	—	—	39,673	—
Shares issued for Employee Stock Purchase Plan	448,678	—	11,098	—	—	11,098	—
Balances at July 31, 2023	957,344,162	96	938,910	(141,006)	5,189,440	5,987,440	—
Net income	—	—	—	—	1,363,020	1,363,020	(673)
Currency translation adjustment	—	—	—	(1,966)	—	(1,966)	—
Acquisition of controlling interest	2,499,993	—	112,075	—	—	112,075	25,217
Exercise of stock options, net of repurchased shares	2,560,852	—	24,260	—	(6,558)	17,702	—
Employee stock-based compensation	246,962	—	33,334	—	—	33,334	—
Shares issued for Employee Stock Purchase Plan	315,042	—	12,406	—	—	12,406	—
Balances at July 31, 2024	962,967,011	96	1,120,985	(142,972)	6,545,902	7,524,011	24,544
Net income	—	—	—	—	1,552,449	1,552,449	(4,086)
Currency translation adjustment	—	—	—	22,689	—	22,689	—
Acquisition of controlling interest	—	—	—	—	—	—	—
Exercise of stock options, net of repurchased shares	3,961,105	1	42,759	—	(5,282)	37,478	—
Employee stock-based compensation	212,867	—	35,727	—	—	35,727	—
Shares issued for Employee Stock Purchase Plan	337,707	—	14,679	—	—	14,679	—
Balances at July 31, 2025	967,478,690	$97	$1,214,150	$(120,283)	$8,093,069	$9,187,033	$20,458

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended July 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$1,548,363	$1,362,347	$1,237,741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt cost	217,784	190,256	159,684
Allowance for credit losses	354	3,914	1,946
Gain on extinguishment of liabilities	—	(4,058)	—
Equity in (income) losses of unconsolidated affiliates	(149)	2,241	5,347
Stock-based compensation	38,004	35,234	39,673
Gain on sale of property and equipment	(13,726)	(2,386)	(1,846)
Deferred income (benefits) taxes	(13,440)	(847)	9,946
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(33,950)	(145,385)	(123,207)
Vehicle pooling costs	16,705	(9,542)	(10,989)
Inventories	4,655	(3,698)	26,549
Prepaid expenses and other current and non-current assets	7,748	(71,067)	(59,949)
Operating lease right-of-use assets and lease liabilities	478	1,064	350
Accounts payable and accrued liabilities	69,599	59,528	18,010
Deferred revenue	2,159	1,867	5,896
Income taxes receivable	(575)	6,561	33,193
Income taxes payable	(44,259)	46,535	21,866
Net cash provided by operating activities	1,799,750	1,472,564	1,364,210
Cash flows from investing activities:
Purchases of property and equipment	(568,990)	(510,990)	(516,636)
Assets and liabilities acquired in connection with acquisition	(1,223)	17,662	—
Proceeds from sale of property and equipment	31,831	4,166	33,919
Investment in held to maturity securities	(4,001,918)	(4,087,162)	(1,406,588)
Proceeds from held to maturity securities	3,960,000	3,645,000	—
Investment in unconsolidated affiliate	(7,148)	(8,755)	(2,744)
Net cash used in investing activities	(587,448)	(940,079)	(1,892,049)
Cash flows from financing activities:
Proceeds from the exercise of stock options	42,759	24,260	49,679
Proceeds from the issuance of Employee Stock Purchase Plan shares	14,679	12,406	11,098
Payments for employee stock-based tax withholdings	(5,282)	(6,558)	(4,709)
Issuance of principal on revolver facility	—	—	44,494
Principal payments on revolver facility	—	(10,821)	(33,924)
Payments of finance lease obligations	(49)	(14)	(23)
Net cash provided by financing activities	52,107	19,273	66,615
Effect of foreign currency translation	2,011	4,958	34,383
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,266,420	556,716	(426,841)
Cash, cash equivalents, and restricted cash at beginning of period	1,514,111	957,395	1,384,236
Cash, cash equivalents, and restricted cash at end of period	$2,780,531	$1,514,111	$957,395
Supplemental disclosure of cash flow information:
Interest paid	$2,019	$3,127	$2,614
Income taxes paid, net of refunds	$409,003	$285,891	$257,514
Purchase of property and equipment through settlement of deposit	$64,050	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2025

NOTE 1 — Summary of Significant Accounting Policies

Basis of Presentation and Description of Business

Copart, Inc. (“the Company”) provides vehicle sellers with a full range of services to process and sell vehicles over the internet through the Company’s Virtual Bidding Third Generation (“VB3”) internet auction-style sales technology. Vehicle sellers consist primarily of insurance companies, but also include dealers, individuals, charities, rental car companies, banks, finance companies, and fleet operators. The Company sells principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers, exporters, and directly to the general public. The majority of vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss or not economically repairable by the insurance companies or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. The Company offers vehicle sellers a full range of services that expedite each stage of the vehicle sales process, minimize administrative and processing costs and maximize the ultimate sales price through the online auction process. In the United States (“U.S.”), Canada, Brazil, the Republic of Ireland, Finland, the United Arab Emirates (“U.A.E.”), Oman, and Bahrain, the Company sells vehicles primarily as an agent and derives revenue primarily from auction and auction-related sales transaction fees charged for vehicle remarketing services as well as fees for services subsequent to the auction, such as delivery and storage. In the United Kingdom (“U.K.”), Germany, and Spain, the Company operates both as an agent and on a principal basis, in some cases purchasing salvage vehicles outright and reselling the vehicles for its own account. In Germany the Company also derives revenue from listing vehicles on behalf of insurance companies and insurance experts to determine the vehicle’s residual value and/or to facilitate a sale for the insured.
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

	Year Ended July 31,
(In thousands)	2025	2024	2023
Service revenues
United States	$3,451,558	$3,126,102	$2,841,641
International	517,104	434,900	356,487
Total service revenues	$3,968,662	$3,561,002	$3,198,128

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

	Year Ended July 31,
(In thousands)	2025	2024	2023
Vehicle sales
United States	$403,546	$338,633	$348,007
International	274,750	337,188	323,383
Total vehicle sales	$678,296	$675,821	$671,390

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

The change in the carrying amount of contract assets was as follows (In thousands):

Balance as of July 31, 2023	$25,726
Capitalized contract assets during the period	32,622
Costs amortized during the period	(9,017)
Effect of foreign currency exchange rates	(93)
Balance as of July 31, 2024	$49,238
Capitalized contract assets during the period	22
Costs amortized during the period	(9,149)
Effect of foreign currency exchange rates	(4)
Balance as of July 31, 2025	$40,107

Vehicle Pooling Costs

The Company defers costs that relate directly to the fulfillment of its contracts associated with vehicles consigned to and received by the Company, but not sold as of the end of the period. The Company quantifies the deferred costs using a calculation that includes the number of vehicles at its facilities at the beginning and end of the period, the number of vehicles sold during the period, and an allocation of certain facility operation costs for the period. The primary expenses allocated and deferred are inbound transportation costs, titling fees, certain facility costs, labor, and vehicle processing costs. If the allocation factors change, then facility operation expenses could increase or decrease correspondingly in the future. These costs are expensed into facility operations expenses as vehicles are sold in subsequent periods on an average cost basis.

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

The cumulative effects of foreign currency exchange rate fluctuations were as follows (In thousands):

Cumulative loss on foreign currency translation as of July 31, 2023	$(141,006)
Loss on foreign currency translation	(1,966)
Cumulative loss on foreign currency translation as of July 31, 2024	$(142,972)
Gain on foreign currency translation	22,689
Cumulative loss on foreign currency translation as of July 31, 2025	$(120,283)

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

The amounts recorded for financial instruments in the Company’s consolidated financial statements, which included cash, restricted cash, accounts receivable, accounts payable, accrued liabilities, and amounts outstanding under the Revolving Loan Facility approximated their fair values as of July 31, 2025 and 2024, due to the short-term nature of those instruments and are classified within Level II of the fair value hierarchy. Cash equivalents and long-term debt are classified within Level II of the fair value hierarchy because they are valued using market based inputs. Held to maturity investments are classified within Level I of the fair value hierarchy because they are valued at quoted prices for identical assets that are traded in active markets. See Note 9 – Long-Term Debt and Note 10 – Fair Value Measurements.

Cost of Vehicle Sales

Cost of vehicle sales includes the purchase price of vehicles sold for the Company’s own account.

Facility Operations

Facility operations expenses consist primarily of: (i) labor (operating personnel at facilities); (ii) transportation primarily provided by third-party (miles traveled and fuel rates); (iii) facilities (maintenance, property-related taxes, rent, and insurance); (iv) other (marketing and auction related costs); and (v) costs of vehicles sold.

General and Administrative Expenses

General and administrative expenses consist primarily of executive management, accounting, data processing, sales personnel, professional services, marketing expenses, and system maintenance and enhancements.

Advertising

All advertising costs are expensed as incurred and are included in facility operations expenses for costs directly related to the auction process and the remainder in general and administrative expenses on the consolidated statements of income. Advertising expenses were $33.6 million, $26.1 million, and $17.8 million for the years ended July 31, 2025, 2024, and 2023, respectively.

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

Redeemable Noncontrolling Interest

Redeemable noncontrolling interests represent a 20% noncontrolling ownership in Purple Wave, a consolidated subsidiary of the Company. Redeemable noncontrolling interests are presented outside of permanent equity on the consolidated balance sheets as they are redeemable by the holders of the noncontrolling interest and the redemption is outside the control of the Company. The redeemable noncontrolling interests were initially recorded at their issuance date fair value of $25.2 million. We record the carrying amount of the redeemable noncontrolling interests at the greater of (i) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss and its share of other comprehensive income or loss, and dividends or (ii) the redemption value. For interests that are redeemable in the future, we recognize changes in the redemption value immediately as they occur. Shares are redeemable at adjusted fair value from the third anniversary of the acquisition through the 10th anniversary of acquisition, and are redeemable at fair value thereafter.

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

(In thousands)	July 31, 2025
	Amortized Cost	Gross Unrealized Gains	Fair Value
Investment in held to maturity securities	$2,008,539	$15,575	$2,024,114

(In thousands)	July 31, 2024
	Amortized Cost	Gross Unrealized Gains	Fair Value
Investment in held to maturity securities	$1,908,047	$18,298	$1,926,345

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

No single customer accounted for more than 10% of the Company’s consolidated revenues for the years ended July 31, 2025, 2024, and 2023.

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

Goodwill

In accordance with ASC 350, Intangibles—Goodwill and Other (“ASC 350”), goodwill is not amortized but is tested for potential impairment, at a minimum on an annual basis, or when indications of potential impairment exist. The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. The Company has identified two reporting units, which are consistent with its two operating and reportable segments, U.S. and International. The Company evaluates goodwill for impairment annually as of the beginning of the fourth quarter, or when an indicator of impairment exists.

Capitalized Software Costs

The Company capitalizes system development costs and website development costs related to the enterprise computing services during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three to seven years. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that impact the recoverability of these assets. Total gross capitalized software as of July 31, 2025 and 2024 was $120.0 million and $105.0 million respectively. Accumulated amortization expense related to software as of July 31, 2025 and 2024 totaled $81.6 million and $68.0 million, respectively.

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

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during a period from non-stockholder sources. For the years ended July 31, 2025, 2024 and 2023, accumulated other comprehensive income (loss) was the effect of foreign currency translation adjustments. Deferred taxes are not provided on cumulative translation adjustments where the Company expects earnings of a foreign subsidiary to be indefinitely reinvested.

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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company’s adoption of ASU 2023-07 did not have a material impact on the Company’s disclosures.
Pending
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

NOTE 3 — Accounts Receivable, Net

Accounts receivable, net consisted of:

	July 31,
(In thousands)	2025	2024
Advance charges receivable	$540,747	$598,805
Trade accounts receivable	200,969	173,652
Other receivables	34,040	25,953
	775,756	798,410
Less: Allowance for credit loss	(12,945)	(12,533)
Accounts receivable, net	$762,811	$785,877

Advance charges receivable represents amounts paid to third parties on behalf of insurance companies for which the Company will be reimbursed when the vehicle is sold. Advance charges are recovered within one year. Trade accounts receivable includes fees and gross auction proceeds to be collected from insurance companies and buyers.

NOTE 4 — Property and Equipment, Net

Property and equipment, net consisted of the following:

	July 31,
(In thousands)	2025	2024
Land	$2,394,553	$2,027,639
Buildings and improvements	1,684,171	1,482,891
Transportation and other equipment	580,029	604,977
Office furniture and equipment	100,894	97,576
Internal-use software	120,031	105,001
	4,879,678	4,318,084
Less: Accumulated depreciation and amortization	(1,281,585)	(1,142,246)
Property and equipment, net	$3,598,093	$3,175,838

Depreciation expense on property and equipment was $188.9 million, $167.7 million and $139.9 million for the years ended July 31, 2025, 2024, and 2023, respectively. Amortization expense of software was $13.0 million, $8.6 million, and $7.2 million for the years ended July 31, 2025, 2024 and 2023, respectively.

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

Components of lease expense were as follows:

	Year Ended July 31,
(In thousands)	2025	2024
Operating lease expense	$28,383	$26,222
Finance lease expense:
Amortization of right-of-use assets	101	14
Interest on finance lease liabilities	249	—
Short-term lease expense	6,627	4,371
Variable lease expense	1,407	1,359
Total lease expense	$36,767	$31,966

The components of right-of-use assets and lease liabilities on the consolidated balance sheets were as follows (In thousands):

Lease Asset and Liabilities	Balance Sheet Classification (In thousands)	July 31, 2025	July 31, 2024
Operating lease right-of-use assets	Operating lease right-of-use assets	$99,708	$116,301
Finance lease right-of-use assets	Property and equipment, net	2,648	—
Total lease assets, net		$102,356	$116,301

Operating lease liabilities - current	Current portion of operating and finance lease liabilities	$19,810	$21,304
Finance lease liabilities - current	Current portion of operating and finance lease liabilities	59	—
Operating lease liabilities - non-current	Operating and finance lease liabilities, net of current portion	81,224	97,429
Finance lease liabilities - non-current	Operating and finance lease liabilities, net of current portion	2,646	—
Total lease liabilities		$103,739	$118,733
The weighted-average remaining lease terms and discount rates as of July 31, 2025 were as follows:

	Weighted-Average Remaining Lease Term (In years)	Weighted-Average Discount Rate(1)
Operating leases	8.52	4.29%
Finance leases	30.35	4.48%
(1)The Company cannot determine the interest rate implicit in the Company’s leases. Therefore, the discount rate represents the Company’s incremental borrowing rate and is determined based on the risk-free rate, adjusted for the risk premium attributed to the Company’s imputed corporate credit rating for a secured or collateralized instrument.

Supplemental cash flow information related to leases as of July 31, 2025 were as follows (In thousands):

	Year Ended July 31,
(In thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$28,026	$25,320
Operating cash flows related to finance leases	260	—
Financing cash flows related to finance leases	49	14
Right-of-use assets obtained in exchange for new operating lease liabilities	9,516	37,172
Right-of-use assets obtained in exchange for new finance lease liabilities	2,653	—

The annual maturities of the Company’s lease liabilities as of July 31, 2025 were as follows:

Fiscal Year (In thousands)	Finance Leases	Operating Leases
2026	$135	$22,407
2027	135	18,104
2028	135	16,625
2029	135	13,956
2030	135	8,534
Thereafter	4,536	39,670
Total future lease commitments	$5,211	$119,296
Less: imputed interest	(2,506)	(18,262)
Present value of lease liabilities	$2,705	$101,034

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

Future lease payments receivable under operating leases with terms greater than one year as of July 31, 2025 were as follows:

Fiscal Year (In thousands)	Operating Leases
2026	$5,077
2027	5,093
2028	4,361
2029	3,263
2030	27
Thereafter	135
Total future lease payments receivable	$17,956

The cost of the leased space was $58.8 million and $50.3 million as of July 31, 2025 and 2024, respectively. The accumulated depreciation associated with the leased assets was $6.7 million and $4.6 million as of July 31, 2025 and 2024, respectively. Both the leased assets and accumulated depreciation are included in Property and equipment, net on the consolidated balance sheets. Rental income from these operating leases was $20.7 million and $17.6 million for the years ended July 31, 2025 and 2024, respectively, and is included within service revenues on the consolidated statements of income.

NOTE 6 — Goodwill

The change in the carrying amount of goodwill was as follows:

	July 31,
(In thousands)	2025	2024
Beginning balance	$513,909	$394,289
Adjustments related to business combinations	207	120,153
Effect of foreign currency exchange rates	3,663	(533)
Ending balance	$517,779	$513,909

In accordance with the guidance in ASC 350, goodwill is tested for impairment on an annual basis or upon the occurrence of circumstances that indicate that goodwill may be impaired.

The Company’s annual goodwill impairment analysis, which was performed qualitatively during the fourth quarter of fiscal 2025 and 2024, did not result in an impairment charge. This qualitative analysis considered all relevant factors specific to the reporting units, including macroeconomic conditions; industry and market considerations; overall financial performance; and relevant entity-specific events.

NOTE 7 — Intangibles, Net

The following table sets forth intangible assets by major asset class:

	Gross Carrying Amount		Accumulated Amortization		Net Book Value		Weighted Average Remaining Useful Life (in years)
	July 31,		July 31,		July 31,		July 31,
(In thousands, except remaining useful life)	2025	2024	2025	2024	2025	2024	2025	2024
Amortized intangibles:
Supply contracts and customer relationships	$86,956	$84,228	$(58,747)	$(47,864)	$28,209	$36,364	3	4
Trade names	19,327	19,299	(14,451)	(12,705)	4,876	6,594	3	4
Licenses and databases	16,608	16,571	(3,622)	(1,996)	12,986	14,575	8	9
Indefinite-lived intangibles:
Trade names:	16,761	16,555	—	—	16,761	16,555	0	0
Total intangibles	$139,652	$136,653	$(76,820)	$(62,565)	$62,832	$74,088

Aggregate amortization expense on intangible assets was $13.9 million, $13.4 million, and $12.4 million for the years ended July 31, 2025, 2024, and 2023, respectively.

Intangible amortization expense for the next five fiscal years based upon July 31, 2025 intangible assets is expected to be as follows (In thousands):

2026	$(12,784)
2027	(12,651)
2028	(11,659)
2029	(2,066)
2030	(1,678)
Thereafter	(5,233)
Total future intangible amortization expense	$(46,071)

NOTE 8 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	July 31,
(In thousands)	2025	2024
Accounts payable to sellers	$184,697	$169,413
Buyer deposits and prepayments	169,629	155,911
Trade accounts payable	29,705	23,920
Accrued compensation and benefits	67,057	64,036
Taxes payable	12,789	8,220
Accrued insurance	30,165	11,065
Other accrued liabilities	97,789	85,583
Total accounts payable and accrued expenses	$591,831	$518,148

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

Borrowings under the Second Amended and Restated Credit Agreement bear interest based on, at our option, either (1) the applicable fixed rate plus 1.00% to 1.75% or (2) the daily rate plus 0.0% to 0.75%, in each case, depending on the Company’s consolidated total net leverage ratio. Additionally, the unused revolving commitments under the Second Amended and Restated Credit Agreement are subject to the payment of a customary commitment fee at a range of 0.175% to 0.275%, depending on the Company’s consolidated total net leverage ratio. The applicable fixed rates described above with respect to borrowings denominated in (1) U.S. Dollars is SOFR plus certain “spread adjustments” described in the Second Amended and Restated Credit Agreement, (2) Pounds Sterling is SONIA plus certain “spread adjustments” described in the Second Amended and Restated Credit Agreement, (3) the European Union euro is EURIBOR, and (4) Canadian dollars is CDOR. The Company had no outstanding borrowings under the Revolving Loan Facility as of July 31, 2025 and July 31, 2024.

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

The Second Amended and Restated Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Second Amended and Restated Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of July 31, 2025, the consolidated total net leverage ratio was (2.35):1. Minimum liquidity requirement as of July 31, 2025 was $6.0 billion. Accordingly, the Company does not believe that the provisions of the Second Amended and Restated Credit Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Second Amended and Restated Credit Agreement as of July 31, 2025.

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

NOTE 10 – Fair Value Measurements
The following table summarizes the carrying values and fair values of the Company’s financial instruments that were not carried at fair value in the consolidated balance sheets:

	July 31, 2025		July 31, 2024
(In thousands)	Carrying Value Total	Fair Value Total	Carrying Value Total	Fair Value Total
Assets
Cash equivalents	$2,196,593	$2,204,512	$1,125,231	$1,127,275
Investment in held to maturity securities	2,008,539	2,024,114	1,908,047	1,926,345
Total assets	$4,205,132	$4,228,626	$3,033,278	$3,053,620

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

During the year ended July 31, 2025, no transfers were made between any levels within the fair value hierarchy. See Note 1 — Summary of Significant Accounting Policies and Note 9 – Long-Term Debt.

NOTE 11 — Net Income Per Share

The table below reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Year Ended July 31,
(In thousands)	2025	2024	2023
Weighted average common shares outstanding	965,306	960,739	953,574
Effect of dilutive securities	12,257	14,059	13,073
Weighted average common and dilutive potential common shares outstanding	977,563	974,798	966,647

There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive net income per share calculation were 4,523,264; 2,612,116; and 8,333,268 options to purchase the Company’s common stock and restrictive stock for the years ended July 31, 2025, 2024 and 2023, respectively, because their inclusion would have been anti-dilutive.

NOTE 12 — Stockholders’ Equity

General

The Company has authorized the issuance of 1.6 billion shares of common stock, with a par value of $0.0001, of which 967,478,690 shares were issued and outstanding at July 31, 2025. As of July 31, 2025 and 2024, the Company had reserved 45,431,198 and 49,707,714 shares of common stock, respectively, for the issuance of options, restricted stock (“RSA”), restricted stock units (“RSU”), or performance stock units (“PSU”) granted under the Company’s equity incentive plans and 3,300,386 and 3,638,112 shares of common stock, respectively, for the issuance of shares under the Copart, Inc. Employee Stock Purchase Plan (“ESPP”). The Company has authorized the issuance of five million shares of preferred stock, with a par value of $0.0001, none of which were issued or outstanding at July 31, 2025 or 2024, which have the rights and preferences as the Company’s Board of Directors shall determine, from time to time.

Stock Repurchases

On September 22, 2011, the Company’s Board of Directors approved a 320 million share increase in the stock repurchase program, bringing the total current authorization to 784 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions.. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. For fiscal 2025, 2024 and 2023, the Company did not repurchase any shares of its common stock under the program. As of July 31, 2025, the total number of shares repurchased under the program was 458,196,792, and subject to applicable limitations under Delaware law, 325,803,208 shares were available for repurchase under our program.

In fiscal 2025, certain employees held stock option awards that could be exercised through a cashless exercise. For the years ended July 31, 2025, 2024 and 2023, no employee exercised stock options through a cashless exercise. If exercised a portion of the options exercised will be net settled in satisfaction of the exercise price and employees’ statutory withholding requirements. Any shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against our stock repurchase program.

Employee Stock Purchase Plan

The ESPP provides for the purchase of up to an aggregate of 40 million shares of common stock of the Company by employees pursuant to the terms of the ESPP. The Company’s ESPP was adopted by the Board of Directors and approved by the Company’s stockholders in 1994. The ESPP was amended and restated in 2003 and again approved by the stockholders. In 2014, a new ESPP was approved by the Board of Directors and approved by the Company’s stockholders. Under the ESPP, employees of the Company who elect to participate have the right to purchase common stock at a 15% discount from the lower of the market value of the common stock at the beginning or the end of each six month offering period. The ESPP permits an enrolled employee to have contributions withheld from their salary an amount up to 10% of their compensation (which amount may be increased from time to time by the Company but may not exceed 15% of compensation). No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) in any calendar year. The Compensation Committee of the Board of Directors administers the ESPP. The number of shares of common stock issued pursuant to the ESPP during the years ended July 31, 2025, 2024 and 2023 was 337,707; 315,042; and 448,714; respectively. As of July 31, 2025, there were 37,019,910 shares of common stock issued pursuant to the ESPP and 3,300,386 shares remain available for purchase under the ESPP.

Stock Options

In December 2007, the Company adopted the Copart, Inc. 2007 Equity Incentive Plan (“Plan”), presently covering an aggregate of 144 million shares of the Company’s common stock. The Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and other equity-based awards to employees and non-qualified stock options, restricted stock, restricted stock units and other equity-based awards to employees, officers, directors and consultants at prices not less than 100% of the fair market value for incentive and non-qualified stock options, as determined by the Board of Directors at the grant date. Incentive and non-qualified stock options may have terms of up to ten years and vest over periods determined by the Board of Directors. Options generally vest ratably over a five year period. The Plan replaced the Company’s 2001 Stock Option Plan. As of July 31, 2025, 20,577,321 shares were available for grant under the Plan and the number of options that were in-the-money was 17,210,911 at July 31, 2025.

The table below sets forth the stock-based compensation recognized by the Company for stock options, restricted stock, restricted unit awards, and performance stock units:

	Year Ended July 31,
(In thousands)	2025	2024	2023
General and administrative	$29,897	$28,284	$32,747
Facility operations	8,107	6,950	6,926
Total stock-based compensation	$38,004	$35,234	$39,673

Additionally, Purple Wave maintains an equity-based compensation plan for certain executives. Compensation cost attributable to Purple Wave equity-based compensation plan was $2.3 million and $1.9 million included in stock based compensation for the fiscal years ended July 31, 2025 and 2024, respectively.

There were no material compensation costs capitalized as part of the cost of an asset as of July 31, 2025 and 2024. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

The fair value of each stock option without a market-based condition was estimated on the measurement date using the Black-Scholes Merton (“BSM”) option-pricing model. For options that included a market-based condition either the Monte Carlo simulation model or a lattice model was used. The BSM option-pricing model utilized the following assumptions:

	July 31,
	2025			2024			2023
Expected life (in years)	5.0	—	5.7	5.0	—	6.3	5.0	—	6.3
Risk-free interest rate	3.5%	—	4.03%	3.86%	—	4.43%	3.67%	—	3.88%
Estimated volatility	29.6%	—	30.3%	30.1%	—	30.6%	29.6%	—	32.0%
Expected dividends	—%			—%			—%
Weighted average fair value at measurement date	$20.58			$9.93			$12.10

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

Net cash proceeds from the exercise of stock options were $42.8 million, $24.3 million and $49.7 million for the years ended July 31, 2025, 2024 and 2023, respectively.

A summary of the status of the Company’s unvested stock options awards and activity during the year ended July 31, 2025 was as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant- date Fair Value
Unvested shares at July 31, 2024	4,178	$9.80
Grants of non-vested shares	159	20.58
Vested	(2,226)	10.73
Forfeitures or expirations	(22)	1.03
Unvested shares at July 31, 2025	2,089	$14.30

The following is a summary of activity for the Company’s stock options for the year ended July 31, 2025:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2024	16,310	$18.60	4.34	$550,115
Grants of options	159	58.34
Exercises	(3,961)	10.79
Forfeitures or expirations	(21)	4.41
Outstanding as of July 31, 2025	12,487	$21.61	3.87	$302,750
Exercisable as of July 31, 2025	11,069	$19.21	3.42	$291,821
Vested and expected to vest as of July 31, 2025	12,481	$21.61	3.87	$302,636
The Company grants option awards to certain executives that contain service and market conditions. The options will become exercisable over five years, subject to continued service by the executive, with 20% vesting on the first anniversary of the grant date and the balance vesting monthly over the subsequent four years. Separate and apart from the time-based vesting schedule, the options are also subject to a market condition requiring the trading price of Copart, Inc. common stock on the NASDAQ Global Select Market to be greater than or equal to 125% of the exercise price of the options, determined both (i) at the time of any exercise, and (ii) based on the closing price on each of the twenty consecutive trading days preceding the date of any exercise. The exercise price of the options is equivalent to the closing price of the Company’s common stock on the grant date. The fair value of the awards is determined at the grant date using either the Lattice or Monte Carlo model, risk-free interest rates ranging from 0.71% to 4.37%, estimated volatility ranging from 25.2% to 29.8%, and no expected dividends. The total estimated compensation expense to be recognized by the Company over the five-year service period for these options was $50.1 million as of July 31, 2025 and will be recognized using the accelerated attribution method over each vesting tranche of the award. The Company recognized $3.8 million, $7.4 million and $12.2 million in compensation expense related to these awards for the years ended July 31, 2025, 2024 and 2023, respectively.

The following is a summary of activity for the Company’s stock option awards subject to market conditions for the year ended July 31, 2025:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2024	5,995	$24.70	6.47	$165,656
Grants of options	—	—
Exercises	—	—
Forfeitures or expirations	—	—
Outstanding as of July 31, 2025	5,995	$24.70	5.47	$124,108
Exercisable as of July 31, 2025	5,302	$23.64	5.28	$115,169
Vested and expected to vest as of July 31, 2025	5,994	$24.70	5.47	$124,085

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the year ended July 31, 2025 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on July 31, 2025. The aggregate intrinsic value of options exercised was $188.3 million, $105.5 million and $131.1 million in the years ended July 31, 2025, 2024 and 2023, respectively, and represents the difference between the exercise price of the option and the estimated fair value of the Company’s common stock on the dates exercised. As of July 31, 2025, the total compensation cost related to non-vested stock options granted to employees under the Company’s stock equity incentive plans but not yet recognized was $22.1 million. This cost will be amortized on a straight-line basis over a weighted average remaining term of 2.17 years. The fair value of options vested for the years ended July 31, 2025, 2024 and 2023 was $23.9 million, $21.5 million and $24.5 million, respectively.

The following table summarizes stock options outstanding and exercisable as of July 31, 2025:

(In thousands, except per share amounts)			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$4.76	—	$8.7	1,876	1.59	$7.43	1,876	$7.43
$9.08	—	$11.80	1,885	2.05	9.85	1,885	9.85
$14.57	—	$31.22	9,938	4.32	20.79	9,613	20.58
$31.42	—	$62.08	4,783	6.54	37.38	2,997	35.91
Outstanding as of July 31, 2025			18,482	4.39	$22.61	16,371	$20.65

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

The following is a summary of activity for the Company’s RSAs, RSUs, ans PSUs for the for the year ended July 31, 2025:

(In thousands, except per share data)	Restricted and Performance Shares	Weighted Average Grant Date Fair Value
Outstanding as of July 31, 2024	1,873	$47.29
Grants	250	51.51
Vested	(318)	39.99
Forfeitures or expirations	(27)	45.18
Outstanding as of July 31, 2025	1,778	$48.93

NOTE 13 — Income Taxes

Income before taxes consisted of the following:

	Year Ended July 31,
(In thousands)	2025	2024	2023
U.S.	$1,686,794	$1,593,381	$1,437,126
International	208,787	121,220	117,202
Total income before taxes	$1,895,581	$1,714,601	$1,554,328

Income tax expense (benefit) from continuing operations consisted of the following:

	Year Ended July 31,
(In thousands)	2025	2024	2023
Federal:
Current	$272,836	$271,820	$243,253
Deferred	(12,654)	(1,174)	(4,642)
	260,182	270,646	238,611
State:
Current	37,487	49,539	47,507
Deferred	(2,576)	(1,611)	813
	34,911	47,928	48,320
International:
Current	51,113	34,179	26,150
Deferred	1,012	(499)	3,506
	52,125	33,680	29,656
Income tax expense	$347,218	$352,254	$316,587

A reconciliation of the expected U.S. statutory tax rate to the actual effective income tax rate is as follows:

	Year Ended July 31,
(In thousands)	2025	2024	2023
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	2.1%	2.4%	2.0%
International rate differential	0.3%	0.1%	(0.3)%
Compensation and fringe benefits	(1.6)%	(0.7)%	(1.0)%
FDII and/or GILTI	(2.8)%	(2.8)%	(2.8)%
Federal return to provision adjustment	(0.1)%	—%	(0.1)%
Other differences	(0.6)%	0.5%	1.6%
Effective tax rate	18.3%	20.5%	20.4%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) are presented below:

	July 31,
(In thousands)	2025	2024
Deferred tax assets:
Allowance for credit loss	$2,794	$2,483
Accrued compensation and benefits	24,868	22,957
Operating lease liabilities	21,213	24,897
Accrued other	3,233	5,528
Deferred revenue	5,989	5,544
Losses carried forward/interest disallowance	52,256	48,599
Federal tax benefit	7,974	12,821
Total gross deferred tax assets	118,327	122,829
Less: Valuation allowance	(50,311)	(47,377)
Net deferred tax assets	68,016	75,452
Deferred tax liabilities:
Vehicle pooling costs	(25,018)	(27,716)
Property and equipment	(58,782)	(74,741)
Operating lease right-of-use assets	(21,655)	(24,612)
Other prepaids	(2,420)	(2,339)
Intangibles and goodwill	(38,586)	(38,279)
Total gross deferred tax liabilities	(146,461)	(167,687)
Net deferred tax liabilities	$(78,445)	$(92,235)

On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 (the “OBBBA”) which includes, among other provisions, changes to the U.S. corporate income tax system including extensions and modifications of the Tax Cuts and Jobs Act of 2017. The OBBBA did not have a material impact on the Company results of operations and financial position as of and for the fiscal year ended July 31, 2025.

The Company’s effective income tax rates were 18.3%, 20.5%, and 20.4% for fiscal 2025, 2024 and 2023, respectively. The Company’s U.S. federal statutory tax rate for fiscal years 2025, 2024, and 2023 was 21.0%. The effective tax rate for the fiscal year ended July 31, 2025 was favorably impacted by a $55.0 million tax benefit related to the FDII deduction and $36.7 million in excess tax benefits from the exercise of employee stock options and negatively impacted by $38.6 million related to state income taxes. The effective tax rate for the fiscal year ended July 31, 2024 was favorably impacted by a $47.7 million tax benefit related to the FDII deduction and $14.8 million in excess tax benefits from the exercise of employee stock options and negatively impacted by $40.6 million related to state income taxes. The effective tax rate for the fiscal year ended July 31, 2023 was favorably impacted by a tax benefit of $42.6 million related to the FDII deduction and $21.0 million tax benefits from the exercise of employee stock options and negatively impacted by $30.3 million related to state income taxes.

The Company’s ability to realize deferred tax assets is dependent on its ability to generate future taxable income. Accordingly, the Company has established a valuation allowance in taxable jurisdictions where the utilization of the tax assets does not meet the more-likely-than-not threshold of recognition. Additional timing differences or future tax losses may occur which could warrant a need for establishing additional valuation allowances against certain deferred tax assets. During fiscal year 2025, the Company recorded a $2.9 million increase in valuation allowances primarily due to additional operating losses and interest disallowance carryforward generated in foreign jurisdictions unlikely to be realized.

As of July 31, 2025 and 2024, the Company had foreign operating losses and interest disallowance carryforward of $52.3 million and $48.6 million (tax effected), respectively. The foreign operating losses, subject to certain limitations, usually can be carried forward indefinitely. However, these losses are subject to valuation allowance based on realizability. The valuation allowance for the fiscal year ended July 31, 2025 and 2024 was $50.3 million and $47.4 million, respectively, which are primarily related to operating losses in certain foreign jurisdictions.

The following table summarizes the activities related to the Company’s unrecognized tax benefits resulting from uncertain tax positions.

	July 31,
(In thousands)	2025	2024	2023
Beginning balance	$45,725	$57,445	$55,754
Increases related to current year tax positions	—	2,955	10,006
Prior year tax positions:
Increases recognized during the period	126	11	1,388
Decreases recognized during the period	(9,724)	(7,070)	(7,623)
Cash settlements during the period	(8,951)	(6,062)	(403)
Lapse of statute of limitations	(1,950)	(1,554)	(1,677)
Ending balance	$25,226	$45,725	$57,445

As of July 31, 2025 and 2024, if recognized, the portion of liabilities for unrecognized tax benefits resulting from uncertain tax positions that would favorably affect the Company’s effective tax rate was $19.9 million and $36.1 million, respectively. It is possible that the amount of unrecognized tax benefits will change in the next twelve months, due to tax legislation updates or future audit outcomes; however, an estimate of the range of the possible change cannot be made at this time.

The Company recognizes interest and penalties related to income tax matters in income tax expense. As of July 31, 2025, 2024 and 2023, the Company had accrued interest and penalties related to unrecognized tax benefits of $10.4 million, $13.8 million and $11.7 million, respectively.

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

As of July 31, 2025, the Company has undistributed earnings of approximately $688.5 million generated by its foreign subsidiaries. As the Company determined these undistributed foreign earnings along with any additional outside basis differences were indefinitely reinvested as of July 31, 2025, no deferred tax was therefore provided. The Company believes it is not practicable to estimate the amount of deferred tax liability related to the entire outside basis differences due to the complexity of the calculation and the uncertainty regarding assumptions necessary to compute the tax. However, the Company would not anticipate any significant tax liability associated with the repatriation of the undistributed earnings.

NOTE 14 — Segments and Other Geographic Reporting

The Company’s U.S. and International regions are considered two separate operating segments and are disclosed as two reportable segments. The segments represent geographic areas and reflect how the chief operating decision maker “CODM”, the Company’s Chief Executive Officer, allocates resources and measures results. The primary financial measures used by the CODM for assessing performance and allocating resources are service revenue, vehicle sales, and operating income.

The following tables present financial information by segment:

	Year Ended July 31, 2025
(In thousands)	United States	International	Total
Service revenues	$3,451,558	$517,104	$3,968,662
Vehicle sales	403,546	274,750	678,296
Total service revenues and vehicle sales	3,855,104	791,854	4,646,958
Facility operations	1,646,183	298,135	1,944,318
Cost of vehicle sales	378,100	224,897	602,997
General and administrative	349,935	52,994	402,929
Operating income	$1,480,886	$215,828	$1,696,714

Depreciation and amortization, excluding debt costs	$184,026	$31,823	$215,849
Interest income	168,641	10,268	178,909
Capital expenditures, including acquisitions	490,965	79,248	570,213
Total assets	8,834,063	1,256,839	10,090,902
Goodwill	390,422	127,357	517,779

	Year Ended July 31, 2024
(In thousands)	United States	International	Total
Service revenues	$3,126,102	$434,900	$3,561,002
Vehicle sales	338,633	337,188	675,821
Total service revenues and vehicle sales	3,464,735	772,088	4,236,823
Facility operations	1,440,707	269,377	1,710,084
Cost of vehicle sales	313,449	306,038	619,487
General and administrative	282,545	52,684	335,229
Operating income	$1,428,034	$143,989	$1,572,023

Depreciation and amortization, excluding debt costs	$161,685	$28,076	$189,761
Interest income	140,728	4,945	145,673
Capital expenditures, including acquisitions	491,497	113,906	605,403
Total assets	7,386,103	1,041,661	8,427,764
Goodwill	390,421	123,488	513,909

	Year Ended July 31, 2023
(In thousands)	United States	International	Total
Service revenues	$2,841,641	$356,487	$3,198,128
Vehicle sales	348,007	323,383	671,390
Total service revenues and vehicle sales	3,189,648	679,870	3,869,518
Facility operations	1,292,527	225,502	1,518,029
Cost of vehicle sales	326,764	287,734	614,498
General and administrative	202,260	48,162	250,422
Operating income	$1,368,097	$118,472	$1,486,569

Depreciation and amortization, excluding debt costs	$135,804	$23,674	$159,478
Interest income	64,082	1,846	65,928
Capital expenditures, including acquisitions	373,190	143,446	516,636
Total assets	5,825,064	912,815	6,737,879
Goodwill	270,269	124,020	394,289

NOTE 15 — Commitments and Contingencies

Commitments

Letters of Credit

Under a letter of credit facility separate from our Revolving Loan Facility, the Company had outstanding letters of credit of $15.0 million at July 31, 2025, which are primarily used to secure certain insurance obligations.

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

NOTE 17 — Related Party Transactions

There were no amounts due to or from related parties as of July 31, 2025 and 2024.

NOTE 18 — Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan covering its eligible employees. The plan is available to all U.S. employees who meet minimum age and service requirements and provides employees with tax deferred salary deductions and alternative investment options. The Company matches 20% of employee contributions up to 15% of employee salary deferral. The Company recognized expenses of $3.1 million, $2.3 million, and $2.2 million for the year ended July 31, 2025, 2024, and 2023, respectively, related to this plan.

The Company also sponsors an additional defined contribution plan for its U.K. employees, which is available to all U.K. employees who meet minimum service requirements. The Company matches up to 5% of employee contributions. The Company recognized expenses of $2.6 million, $2.1 million, and $1.6 million for the year ended July 31, 2025, 2024, and 2023, respectively, related to this plan.