Form 10-Q
period 2025-10-31
COPART INC
filed 2025-11-24
CIK 900075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 000-23255

COPART, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2867490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
14185 Dallas Parkway, Suite 300 Dallas, Texas	75254
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 391-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	CPRT	The Nasdaq Global Select Market

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

As of November 20, 2025, 968,017,684 shares of the registrant’s common stock were outstanding.

Copart, Inc.

Index to the Quarterly Report on Form 10-Q

October 31, 2025

Copart, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share amounts)	October 31, 2025	July 31, 2025
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$5,233,590	$2,780,531
Investment in held to maturity securities	9,861	2,008,539
Accounts receivable, net of allowance for credit losses of $14,916 and $12,945, respectively	759,687	762,811
Vehicle pooling costs	118,166	116,145
Inventories	40,408	39,661
Income taxes receivable	574	580
Prepaid expenses and other assets	39,848	46,361
Total current assets	6,202,134	5,754,628
Property and equipment, net	3,650,424	3,598,093
Operating lease right-of-use assets	95,594	99,708
Intangibles, net	59,615	62,832
Goodwill	518,756	517,779
Other assets	54,491	57,862
Total assets	$10,581,014	$10,090,902
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$607,386	$591,831
Deferred revenue	30,471	30,440
Income taxes payable	125,469	41,141
Current portion of operating and finance lease liabilities	17,870	19,869
Total current liabilities	781,196	683,281
Deferred income taxes	85,839	80,625
Income taxes payable	12,802	35,635
Operating and finance lease liabilities, net of current portion	82,066	83,870
Total liabilities	961,903	883,411
Commitments and contingencies
Redeemable non-controlling interest	18,954	20,458
Stockholders’ equity:
Preferred stock: $0.0001 par value - 5,000,000 shares authorized; none issued	-	-
Common stock: $0.0001 par value - 1,600,000,000 shares authorized; 967,904,634 and 967,478,690 shares issued and outstanding, respectively.	97	97
Additional paid-in capital	1,224,683	1,214,150
Accumulated other comprehensive loss	(120,076)	(120,283)
Retained earnings	8,495,453	8,093,069
Total stockholders’ equity	9,600,157	9,187,033
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$10,581,014	$10,090,902

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended October 31,
(In thousands, except per share amounts)	2025	2024
Service revenues and vehicle sales:
Service revenues	$991,845	$986,336
Vehicle sales	163,185	160,493
Total service revenues and vehicle sales	1,155,030	1,146,829
Operating expenses:
Facility operations	476,489	496,546
Cost of vehicle sales	141,543	138,178
General and administrative	106,304	105,738
Total operating expenses	724,336	740,462
Operating income	430,694	406,367
Other income (expense):
Interest income, net	53,505	45,547
Other income (expense), net	2,924	(596)
Total other income	56,429	44,951
Income before income taxes	487,123	451,318
Income tax expense	84,913	90,142
Net income	402,210	361,176
Less: Net (loss) income attributable to redeemable noncontrolling interest	(1,504)	(910)
Net income attributable to Copart, Inc.	$403,714	$362,086

Basic net income per common share	$0.42	$0.38
Weighted average common shares outstanding	967,650	963,176

Diluted net income per common share	$0.41	$0.37
Diluted weighted average common shares outstanding	977,100	976,506

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended October 31,
(In thousands)	2025	2024
Comprehensive income, net of tax:
Net income	$402,210	$361,176
Other comprehensive income:
Foreign currency translation adjustments	207	(1,767)
Comprehensive income	402,417	359,409
Less: Comprehensive (loss) income attributable to redeemable noncontrolling interest	(1,504)	(910)
Comprehensive income attributable to Copart, Inc.	$403,921	$360,319

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.

Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Equity

(Unaudited)

	Common Stock		Additional	Accumulated Other		Total	Redeemable
(In thousands, except share amounts)	Outstanding Shares	Amount	Paid-in Capital	Comprehensive Income (Loss)	Retained Earnings	Stockholders’ Equity	Noncontrolling Interest
Balances at July 31, 2025	967,478,690	$97	$1,214,150	$(120,283)	$8,093,069	$9,187,033	$20,458
Net income	—	—	—	—	403,714	403,714	(1,504)
Currency translation adjustment	—	—	—	207	—	207	—
Exercise of stock options, net of repurchased shares	305,803	—	1,785	—	(1,330)	455	—
Stock-based compensation	120,141	—	8,748	—	—	8,748	—
Balances at October 31, 2025	967,904,634	97	1,224,683	(120,076)	8,495,453	9,600,157	18,954

	Common Stock		Additional	Accumulated Other		Total	Redeemable
(In thousands, except share amounts)	Outstanding Shares	Amount	Paid-in Capital	Comprehensive Income (Loss)	Retained Earnings	Stockholders’ Equity	Noncontrolling Interest
Balances at July 31, 2024	962,967,011	$96	$1,120,985	$(142,972)	$6,545,902	$7,524,011	$24,544
Net income	—	—	—	—	362,086	362,086	(910)
Currency translation adjustment	—	—	—	(1,767)	—	(1,767)	—
Exercise of stock options, net of repurchased shares	476,491	—	2,857	—	(720)	2,137	—
Stock-based compensation	80,900	—	9,845	—	—	9,845	—
Balances at October 31, 2024	963,524,402	96	1,133,687	(144,739)	6,907,268	7,896,312	23,634

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended October 31,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income	$402,210	$361,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt cost	54,199	54,862
Allowance for credit losses	1,977	1,094
Equity in (earnings) losses of unconsolidated affiliates	(47)	(20)
Stock-based compensation	9,319	10,415
Gain on sale of property and equipment	(1,128)	(133)
Deferred income taxes	5,290	1,740
Changes in operating assets and liabilities:
Accounts receivable	(25,168)	(49,093)
Vehicle pooling costs	(1,955)	(15,218)
Inventories	(655)	(8,652)
Prepaid expenses, other current and non-current assets	7,891	59,026
Operating lease right-of-use assets and lease liabilities	290	883
Accounts payable and accrued liabilities	21,474	59,826
Deferred revenue	56	(2,564)
Income taxes receivable	-	1
Income taxes payable	61,500	8,931
Net cash provided by operating activities	535,253	482,274
Cash flows from investing activities:
Purchases of property and equipment	(108,042)	(236,758)
Assets and liabilities acquired in connection with acquisition	(4,699)	(1,257)
Proceeds from sale of property and equipment	7,932	243
Proceeds from held to maturity securities	2,025,000	1,940,000
Investment in unconsolidated affiliate	(3,885)	-
Net cash provided by investing activities	1,916,306	1,702,228
Cash flows from financing activities:
Proceeds from the exercise of stock options	1,785	2,857
Payments for employee stock-based tax withholdings	(1,330)	(720)
Payments of finance lease obligations	(5)	-
Net cash provided by financing activities	450	2,137
Effect of foreign currency translation	1,050	(2,632)
Net increase in cash, cash equivalents, and restricted cash	2,453,059	2,184,007
Cash, cash equivalents, and restricted cash at beginning of period	2,780,531	1,514,111
Cash, cash equivalents, and restricted cash at end of period	$5,233,590	$3,698,118
Supplemental disclosure of cash flow information:
Interest paid	$641	$10
Income taxes paid, net of refunds	$20,055	$80,826
Purchase of property and equipment through settlement of deposit	$2,035	$-

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.

Notes to Consolidated Financial Statements

October 31, 2025

(Unaudited)

NOTE 1 – Summary of Significant Accounting Policies

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

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature considered necessary for fair presentation of the Company’s financial position as of October 31, 2025 and July 31, 2025, its consolidated statements of income, comprehensive income, changes in redeemable noncontrolling interests and stockholders’ equity for the three months ended October 31, 2025 and 2024, and its cash flows for the three months ended October 31, 2025 and 2024. These consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2025. The consolidated financial statements of the Company include the accounts of the parent company, its wholly-owned subsidiaries and affiliates in which the Company holds a controlling financial interest as of financial statement date.

Use of Estimates

The consolidated financial statements have been prepared in conformity with GAAP. Those principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

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

The amounts recorded for financial instruments in the Company’s consolidated financial statements, which included cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximated their fair values as of October 31, 2025 and July 31, 2025, due to the short-term nature of those instruments and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. Held to maturity investments are classified within Level I of the fair value hierarchy because they are valued at quoted prices for identical assets that are traded in active markets. See NOTE 3 – Fair Value Measurements.

Redeemable Noncontrolling Interest

Redeemable noncontrolling interests represent a 20% noncontrolling ownership in Purple Wave, Inc., a consolidated subsidiary of the Company. Redeemable noncontrolling interests are presented outside of permanent equity on the consolidated balance sheet as they are redeemable by the holders of the noncontrolling interest and the redemption is outside the control of the Company. The redeemable noncontrolling interests were initially recorded at their issuance date fair value of $25.2 million. We record the carrying amount of the redeemable noncontrolling interests at the greater of (i) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss and its share of other comprehensive income or loss, and dividends or (ii) the redemption value. For interests that are redeemable in the future, we recognize changes in the redemption value immediately as they occur. Shares are redeemable at adjusted fair value from the third anniversary of the acquistion through the 10th anniversary of the acquisition, and are redeemable at fair value thereafter.

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

The Company had held to maturity securities comprised of U.S. Treasury Bills as of October 31, 2025 and July 31, 2025. These investments were classified as held to maturity as the Company had the intent and ability to hold these investments until they matured. The table below shows the amortized cost, associated gross unrealized gains and associated fair value of held to maturity securities.

(In thousands)	October 31, 2025
	Amortized Cost	Gross Unrealized Gains	Fair Value
Investment in held to maturity securities	$9,861	$123	$9,984

(In thousands)	July 31, 2025
	Amortized Cost	Gross Unrealized Gains	Fair Value
Investment in held to maturity securities	$2,008,539	$15,575	$2,024,114

NOTE 2 – Long-Term Debt

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

Borrowings under the Second Amended and Restated Credit Agreement bear interest based on, at our option, either (1) the applicable fixed rate plus 1.00% to 1.75% or (2) the daily rate plus 0.0% to 0.75%, in each case, depending on the Company’s consolidated total net leverage ratio. Additionally, the unused revolving commitments under the Second Amended and Restated Credit Agreement are subject to the payment of a customary commitment fee at a range of 0.175% to 0.275%, depending on the Company’s consolidated total net leverage ratio. The applicable fixed rates described above with respect to borrowings denominated in (1) U.S. Dollars is SOFR plus certain “spread adjustments” described in the Second Amended and Restated Credit Agreement, (2) Pounds Sterling is SONIA plus certain “spread adjustments” described in the Second Amended and Restated Credit Agreement, (3) Euro is EURIBOR, and (4) Canadian Dollars is CDOR. The Company had no outstanding borrowings under the Revolving Loan Facility as of October 31, 2025 and July 31, 2025.

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

The Second Amended and Restated Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends, or make distributions on and repurchase stock, in each case subject to certain exceptions. The Company is also required to maintain compliance, measured at the end of each fiscal quarter, with a consolidated total net leverage ratio and a consolidated interest coverage ratio. The Second Amended and Restated Credit Agreement contains no restrictions on the payment of dividends and other restricted payments, as defined, as long as (1) the consolidated total net leverage ratio, as defined, both before and after giving effect to any such dividend or restricted payment on a pro forma basis, is less than 3.25:1, in an unlimited amount, (2) if clause (1) is not available, so long as the consolidated total net leverage ratio both before and after giving effect to any such dividend on a pro forma basis is less than 3.50:1, in an aggregate amount not to exceed the available amount, as defined, and (3) if clauses (1) and (2) are not available, in an aggregate amount not to exceed $50.0 million; provided, that, minimum liquidity, as defined, shall be not less than $75.0 million both before and after giving effect to any such dividend or restricted payment. As of October 31, 2025, the consolidated total net leverage ratio was (2.55):1. Minimum liquidity available as of October 31, 2025 was $6.4 billion. Accordingly, the Company does not believe that the provisions of the Second Amended and Restated Credit Agreement represent a significant restriction to its ability to pay dividends or to the successful future operations of the business. The Company has not paid a cash dividend since becoming a public company in 1994. The Company was in compliance with all covenants related to the Second Amended and Restated Credit Agreement as of October 31, 2025.

Related to execution of the Second Amended and Restated Credit Agreement, the Company incurred $2.7 million in costs, which were capitalized as debt issuance fees. The debt issuance cost is amortized to interest expense over the term of the respective debt instruments and is included in other assets on the consolidated balance sheet.

NOTE 3 – Fair Value Measurements

The following table summarizes the carrying values and fair values of the Company’s financial instruments that were not carried at fair value in the consolidated balance sheets:

	October 31, 2025		July 31, 2025
(In thousands)	Carrying Value Total	Fair Value Total	Carrying Value Total	Fair Value Total
Assets
Cash equivalents	$4,896,837	$4,905,968	$2,196,593	$2,204,512
Investment in held to maturity securities	9,861	9,984	2,008,539	2,024,114
Total Assets	$4,906,698	$4,915,952	$4,205,132	$4,228,626

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

During the three months ended October 31, 2025, no transfers were made between any levels within the fair value hierarchy.

NOTE 4 – Net Income Per Share

The table below reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended October 31,
(In thousands)	2025	2024
Weighted average common shares outstanding	967,650	963,176
Effect of dilutive securities	9,450	13,330
Weighted average common and dilutive potential common shares outstanding	977,100	976,506

There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive net income per share calculation were 2,078,513 and 1,105,573 options to purchase the Company’s common stock and restricted stock for the three months ended October 31, 2025 and 2024, respectively, because their inclusion would have been anti-dilutive.

NOTE 5 – Stock-based Compensation

Refer to Note 12 - Stockholders’ Equity of the Notes to the Consolidated Financial Statements in Form 10-K for further description of the various types of stock-based compensation awards, their valuations and their award terms. The table below sets forth the stock-based compensation recognized by the Company for stock options, restricted stock awards ("RSA"), restricted stock unit awards ("RSU"), and performance stock units ("PSU"):

	Three Months Ended October 31,
(In thousands)	2025	2024
General and administrative	$7,384	$8,591
Facility operations	1,935	1,824
Total stock-based compensation	$9,319	$10,415

The Company grants stock option awards that vest based on time or time and market conditions. For stock option awards that vest based on time the Company recognizes compensation expense on a straight-line basis over the requisite service period of five years. For stock option awards that vest based on time and market conditions, the Company recognizes compensation expense using the accelerated attribution method over each vesting tranche of the award. These options will become exercisable over five years, subject to continued service by the executive. Separate and apart from the time-based vesting schedule, the options are also subject to a market condition requiring the trading price of the Company's common stock on the Nasdaq Global Select Market to be greater than or equal to 125% of the exercise price of the options, determined both (i) at the time of any exercise, and (ii) based on the closing price on each of the twenty consecutive trading days preceding the date of any exercise. The exercise price of the options is equivalent to the closing price of the Company’s common stock on the grant date. The fair value of the awards is determined at the grant date using either a Lattice or Monte Carlo model, risk-free interest rates ranging from 0.71% to 4.37%, estimated volatility ranging from 25.2% to 29.8%, and no expected dividends. The Company recognized $0.6 million and $1.3 million in compensation expense related to these awards in the three months ended October 31, 2025 and 2024, respectively.

The following is a summary of activity for the Company’s stock options for the three months ended October 31, 2025:

	Time Based		Time and Market Condition Based
(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding as of July 31, 2025	12,487	$21.61	5,995	$24.70
Grants of options	567	46.39	75	46.57
Exercises	(306)	5.84	—	—
Forfeitures or expirations	(63)	50.13	—	—
Outstanding as of October 31, 2025	12,685	$22.96	6,070	$24.97
Exercisable as of October 31, 2025	11,005	$19.98	5,402	$23.78

The Company’s RSA, RSU, and PSU awards have been issued with vesting periods ranging from two years to five years. RSA and RSU awards vest solely on service conditions while PSU awards will vest over five years, when and if certain financial performance targets are met. Accordingly, the Company recognizes compensation expense for RSA and RSU awards on a straight-line basis over the requisite service period of the award. Compensation expense for PSU awards is recognized on an accelerated attribution method when the achievement of certain financial performance targets appear probable and is recognized over the remaining requisite service period.

The following is a summary of activity for the Company’s RSA, RSU and PSU awards for the three months ended October 31, 2025:

(In thousands, except per share data)	Restricted and Performance Shares	Weighted Average Grant Date Fair Value
Outstanding as of July 31, 2025	1,778	$48.93
Grants	488	45.83
Vested	(92)	42.01
Forfeitures or expirations	(104)	47.78
Outstanding as of October 31, 2025	2,070	$48.33

NOTE 6 – Income Taxes

The Company’s effective income tax rates were 17.4% and 20.0% for the three months ended October 31, 2025 and 2024, respectively, which differs from the U.S. statutory rate of 21% primarily due to state income taxes, deduction for Foreign Derived Intangible Income, and excess tax benefits associated with equity-based compensation. The recognition of excess tax benefits from the exercise of employee stock options was $2.8 million and $4.6 million for the three months ended October 31, 2025 and 2024, respectively.

NOTE 7 – Recent Accounting Pronouncements

Pending

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, primarily related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. Management is currently evaluating this ASU to determine its impact on the Company's disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires disclosure of specified information about certain costs and expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied either prospectively or retrospectively. Management is currently evaluating this ASU to determine its impact on the Company's disclosures.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which allows entities to elect a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. Management is currently evaluating this ASU to determine its impact on the Company's consolidated results of operations and financial position.

In September 2025, the FASB issued ASU 2025-06 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. ASU 2025-06 is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted and may be applied prospectively, retrospectively, or modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption. Management is currently evaluating this ASU to determine its impact on the Company's consolidated results of operations and financial position.

NOTE 8 – Legal Proceedings

The Company is subject to threats of litigation and is involved in actual litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage, contract disputes, and handling or disposal of vehicles. In addition, from time to time, the Company receives communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which the Company operates. Except as otherwise noted in this Note 8, there are no material pending legal proceedings to which the Company is a party, or with respect to which any of the Company’s property is subject.

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

NOTE 9 – Segments and Other Geographic Reporting

The Company’s U.S. and International regions are considered two separate operating segments and are disclosed as two reportable segments. The segments represent geographic areas and reflect how the chief operating decision maker "CODM", the Company's Chief Executive Officer, allocates resources and measures results. The primary financial measures used by the CODM for assessing performance and allocating resources are service revenue, vehicle sales and operating income.

The following table presents financial information by segment:

	Three Months Ended October 31, 2025			Three Months Ended October 31, 2024
(In thousands)	United States	International	Total	United States	International	Total
Service revenues	$855,534	$136,311	$991,845	$859,990	$126,346	$986,336
Vehicle sales	97,080	66,105	163,185	87,549	72,944	160,493
Total service revenues and vehicle sales	952,614	202,416	1,155,030	947,539	199,290	1,146,829
Facility operations	398,485	78,004	476,489	423,617	72,929	496,546
Cost of vehicle sales	89,959	51,584	141,543	76,286	61,892	138,178
General and administrative	89,198	17,106	106,304	92,577	13,161	105,738
Operating income	$374,972	$55,722	$430,694	$355,059	$51,308	$406,367

Depreciation and amortization, excluding debt costs	$45,409	$8,633	$54,042	$45,915	$7,712	$53,627
Interest Income	50,095	3,410	53,505	43,843	1,704	45,547
Capital expenditures and acquisitions	71,458	41,283	112,741	211,917	26,098	238,015

	October 31, 2025			July 31, 2025
(In thousands)	United States	International	Total	United States	International	Total
Total assets	$9,314,233	$1,266,781	$10,581,014	$8,834,063	$1,256,839	$10,090,902
Goodwill	390,422	128,334	518,756	390,422	127,357	517,779

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion, which presents Copart Inc.'s (“Copart,” the “Company,” “our,” "us” or “we”) results for periods occurring in the fiscal year ending July 31, 2026 and the fiscal year ended July 31, 2025, should be read in conjunction with our Consolidated Financial Statements as of and for the three months ended October 31, 2025, and the accompanying notes included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of and for the year ended July 31, 2025, the accompanying notes and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2025.

Results of Operations

The following table shows certain data from our consolidated statements of income expressed as a percentage of total service revenues and vehicle sales for the three months ended October 31, 2025 and 2024:

	Three Months Ended October 31,
(In percentages)	2025	2024
Service revenues and vehicle sales:
Service revenues	86%	86%
Vehicle sales	14%	14%
Total service revenues and vehicle sales	100%	100%

Operating expenses:
Facility operations	41%	43%
Cost of vehicle sales	12%	12%
General and administrative	9%	9%
Total operating expenses	62%	64%
Operating income	38%	36%
Other income (expense)	4%	3%
Income before income taxes	42%	39%
Income taxes	7%	8%
Net income	35%	31%

Comparison of the Three Months Ended October 31, 2025 and 2024

The following table presents a comparison of service revenues for the three months ended October 31, 2025 and 2024:

	Three Months Ended October 31,
(In thousands)	2025	2024	Change	% Change
Service revenues
United States	$855,534	$859,990	$(4,456)	(0.5)%
International	136,311	126,346	$9,965	7.9%
Total service revenues	$991,845	$986,336	$5,509	0.6%

Service Revenues. The increase in service revenues during the three months ended October 31, 2025 of $5.5 million, or 0.6%, as compared to the same period last year resulted from (i) a decrease in the U.S. of $4.5 million and (ii) an increase in International of $10.0 million. The decrease in the U.S. compared to the same period last year is the related to the one time revenue associated with hurricanes Helene and Milton recognized in fiscal year 2025 offset by an increase in revenue per car. The growth in International, after excluding positive fluctuations in currency exchange rates of $3.7 million, was driven primarily by an increase in revenue per car, offset by decrease in volume.

The following table presents a comparison of vehicle sales for the three months ended October 31, 2025 and 2024:

	Three Months Ended October 31,
(In thousands)	2025	2024	Change	% Change
Vehicle sales
United States	$97,080	$87,549	$9,531	10.9%
International	$66,105	72,944	$(6,839)	(9.4)%
Total vehicle sales	$163,185	$160,493	$2,692	1.7%

Vehicle Sales. The increase in vehicle sales for the three months ended October 31, 2025 of $2.7 million, or 1.7%, as compared to the same period last year, resulted from (i) an increase in the U.S. of $9.5 million and (ii) a decrease in International of $6.8 million. The increase in the U.S. was primarily driven by an increase in revenue per car, which we believe was due to a change in mix of vehicles sold, offset by a decrease in volume. The decrease in International, after excluding positive fluctuations in currency exchange rates of $2.7 million, was primarily driven by a decrease in volume related to sellers switching to a consignment model and decrease in revenue per car, which we believe was due to a change in mix of vehicles sold.

The following table presents a comparison of facility operations expenses for the three months ended October 31, 2025 and 2024:

	Three Months Ended October 31,
(In thousands)	2025	2024	Change	% Change
Facility operations expenses
United States	$398,485	$423,617	$(25,132)	(5.9)%
International	78,004	72,929	5,075	7.0%
Total facility operations expenses	$476,489	$496,546	$(20,057)	(4.0)%

Facility operations expenses, excluding depreciation and amortization
United States	$359,452	$383,597	$(24,145)	(6.3)%
International	69,647	65,472	4,175	6.4%

Facility depreciation and amortization
United States	$39,033	$40,020	$(987)	(2.5)%
International	8,357	7,457	900	12.1%

Facility Operations Expenses. The decrease in facility operations expense for the three months ended October 31, 2025 of $20.1 million, or 4.0%, as compared to the same period last year resulted from (i) a decrease in the U.S. of $25.1 million, and (ii) an increase in International of $5.1 million. The decrease in the U.S. compared to the same period last year is related to one time costs associated with hurricanes Helene and Milton recognized in fiscal year 2025 offset by increase in subhaul, insurance, and bank charges. The increase in International, after excluding negative fluctuations in currency exchange rate of $1.9 million, was the result of an increase in cost to process a car. Included in facility operations expenses were depreciation and amortization expenses. The increase in facility operations depreciation and amortization expenses during the three months ended October 31, 2025 as compared to the same period last year resulted primarily from depreciating new and expanded facilities placed into service in International. The decrease in the United States is the result of a customer relationship being fully amortized.

The following table presents a comparison of cost of vehicle sales for the three months ended October 31, 2025 and 2024:

	Three Months Ended October 31,
(In thousands)	2025	2024	Change	% Change
Cost of vehicle sales
United States	$89,959	$76,286	$13,673	17.9%
International	51,584	61,892	(10,308)	(16.7)%
Total cost of vehicle sales	$141,543	$138,178	$3,365	2.4%

Cost of Vehicle Sales. The increase in cost of vehicle sales for the three months ended October 31, 2025 of $3.4 million, or 2.4%, as compared to the same period last year resulted from (i) an increase in the U.S. of $13.7 million and (ii) a decrease in International of $10.3 million. The increase in the U.S. was primarily the result of a change in the mix of vehicles sold offset by a decrease in volume. The decrease in International after excluding the positive fluctuations of currency exchange rates of $2.2 million, was primarily due to a decrease in volume related to sellers switching to a consignment model, combined with a change in the mix of vehicles sold.

The following table presents a comparison of general and administrative expenses for the three months ended October 31, 2025 and 2024:

	Three Months Ended October 31,
(In thousands)	2025	2024	Change	% Change
General and administrative expenses
United States	$89,198	$92,577	$(3,379)	(3.6)%
International	17,106	13,161	3,945	30.0%
Total general and administrative expenses	$106,304	$105,738	$566	0.5%

General and administrative expenses, excluding depreciation and amortization
United States	$82,822	$86,682	$(3,860)	(4.5)%
International	16,830	12,906	3,924	30.4%

General and administrative depreciation and amortization
United States	$6,376	$5,895	$481	8.2%
International	276	255	21	8.2%

General and Administrative Expenses. The increase in general and administrative expenses for the three months ended October 31, 2025 of $0.6 million, or 0.5%, as compared to the same period last year resulted from (i) a decrease in the U.S. of $3.4 million and (ii) an increase in International of $3.9 million. Excluding depreciation and amortization, the decrease in the U.S. of $3.9 million resulted primarily from decreases in third party outside services (including legal, compliance, and system implementations). The increase in International of $3.9 million, after excluding the negative fluctuations in currency exchange rates of $0.5 million, resulted primarily from an increase in third party outside services (including consulting and legal), and labor. Depreciation and amortization expenses for the three months ended October 31, 2025 as compared to the same period last year increased as result of the addition of technology assets being placed in service in the U.S. and Internationally.

The following table summarizes total other income (expense) for the three months ended October 31, 2025 and 2024:

	Three Months Ended October 31,
(In thousands)	2025	2024	Change	% Change
Total other income	$56,429	$44,951	$11,478	25.5%

Other Income (Expense). The increase in total other income for the three months ended October 31, 2025 of $11.5 million, or 25.5%, as compared to the same period last year was due to higher interest income earned from U.S. Treasury Bills, realized currency gain, and gain on sale of fixed assets.

The following table summarizes income taxes for the three months ended October 31, 2025 and 2024:

	Three Months Ended October 31,
(In thousands)	2025	2024	Change	% Change
Income taxes	$84,913	$90,142	$(5,229)	(5.8)%

Income Taxes. See the Note to Unaudited Consolidated Financial Statements, NOTE 6 – Income Taxes in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

The following table presents a comparison of key components of our liquidity and capital resources at October 31, 2025 and July 31, 2025 and for the three months ended October 31, 2025 and 2024, respectively, excluding additional funds available to us through our Revolving Loan Facility:

(In thousands)	October 31, 2025	July 31, 2025	Change	% Change
Cash, cash equivalents, and restricted cash	$5,233,590	$2,780,531	$2,453,059	88.2%
Working capital	5,420,938	5,071,347	349,591	6.9%

	Three Months Ended October 31,
(In thousands)	2025	2024	Change	% Change
Operating cash flows	$535,253	$482,274	$52,979	11.0%
Investing cash flows	1,916,306	1,702,228	214,078	12.6%
Financing cash flows	450	2,137	(1,687)	(78.9)%

Capital expenditures and acquisitions	$(112,741)	$(238,015)	$125,274	(52.6)%

Cash, cash equivalents, and restricted cash and working capital increased $2,453.1 million and $349.6 million at October 31, 2025, respectively, as compared to July 31, 2025. Cash, cash equivalents, and restricted cash increased due to cash generated from operations, maturity of held to maturity securities as a result of maximizing our return on U.S. Treasury Bills, and proceeds from stock option exercises not fully offset by capital expenditures. Working capital increased primarily from cash generated from operations and timing of cash receipts, partially offset by capital expenditures, and timing of cash payments. Cash equivalents consisted of bank deposits, U.S. Treasury Bills, and funds invested in money market accounts, which bear interest at variable rates.

Historically, we have financed our growth through cash generated from operations, public offerings of common stock, equity issued in conjunction with certain acquisitions and debt financing. Our primary source of cash generated by operations is from the collection of service fees and funds received from the sale of vehicles. We expect to continue to use cash flows from operations to finance our working capital needs and to develop and grow our business. In addition to our stock repurchase program, we are considering a variety of alternative potential uses for our remaining cash balances and our cash flows from operations. These alternative potential uses include additional stock repurchases, acquisitions and the payment of dividends. For further detail, see Note to Unaudited Consolidated Financial Statements, NOTE 2 – Long-Term Debt and under the subheading “Credit Agreement” below.

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

As of October 31, 2025, $287.8 million of the $5.2 billion of cash, cash equivalents, and restricted cash was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., the repatriation of these funds could be subject to the foreign withholding tax. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not require repatriation to fund our U.S. operations.

Net cash provided by operating activities increased for the three months ended October 31, 2025 as compared to the same period in 2024 due to higher revenue per car. The change in operating assets and liabilities was primarily the result of an increase in cash provided by an increase in income tax payable of $52.6 million, a decrease in accounts receivable of $23.9 million, a decrease in vehicle pooling costs of $13.3 million. This was offset by cash used due to decrease in accounts payable and accrued liabilities of $38.4 million, and a decrease in prepaid expenses, other current and non current assets of $51.1 million.

Net cash provided by investing activities increased for the three months ended October 31, 2025 as compared to the same period in 2024 due primarily to an increase in proceeds from maturing held to maturity securities and decrease in capital expenditures. Our capital expenditures are primarily related to lease buyouts of certain facilities, acquiring land, opening and improving facilities, capitalized software development costs for new software for internal use and major software enhancements, and acquiring facility equipment. We continue to develop, expand and invest in new and existing facilities.

Net cash provided by financing activities decreased for the three months ended October 31, 2025 as compared to the same period in 2024 due primarily to a decrease in the receipt of proceeds from the exercise of stock options.

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

We had no outstanding borrowings under the Revolving Loan Facility as of October 31, 2025 and July 31, 2025. The Credit Agreement contains customary affirmative and negative covenants and we were in compliance with all covenants related to the Credit Agreement as of October 31, 2025.

Stock Repurchases

On September 22, 2011, our Board of Directors approved a 320 million share increase in our stock repurchase program, bringing the total current authorization to 784 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. We did not repurchase any shares of our common stock under the program during the three months ended October 31, 2025 or 2024. As of October 31, 2025, the total number of shares repurchased under the program was 458 million, and subject to applicable limitations under Delaware law, 326 million shares were available for repurchase under the program.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this Quarterly Report on Form 10-Q. There have been no material changes to the critical accounting policies and estimates from what was disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2025 filed with the SEC on September 26, 2025. Our significant accounting policies are described in the Notes to Unaudited Consolidated Financial Statements, NOTE 1 – Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q.

Recently Issued Accounting Standards

For a description of new accounting standards that affect us, refer to the Notes to Unaudited Consolidated Financial Statements, NOTE 7 – Recent Accounting Pronouncements in this Quarterly Report on Form 10-Q.

Contractual Obligations and Commitments

There have been no material changes during the three months ended October 31, 2025 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2025, filed with the SEC on September 26, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information required under this Item from what was disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2025, filed with the SEC on September 26, 2025.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of Legal Proceedings that affect us, refer to the Notes to Unaudited Consolidated Financial Statements, NOTE 8 – Legal Proceedings included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Risks Related to Our Business and Industry

We depend on a limited number of major vehicle sellers for a substantial portion of our revenues. The loss of one or more of these major sellers could adversely affect our consolidated results of operations and financial position, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.

Although no single customer accounted for more than 10% of our consolidated revenues during three months ended October 31, 2025, a limited number of vehicle sellers historically have collectively accounted for a substantial portion of our revenues. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected revenues in those markets. There can be no assurance that our existing agreements will not be canceled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

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

Participants in the vehicle sales industry are subject to, and may be required to expend funds to ensure compliance with a variety of laws, regulations, and ordinances. These include, without limitation, land use ordinances, business and occupational licensure requirements and procedures, vehicle titling, sales, and registration rules and procedures, and laws and regulations relating to the environment, anti-money laundering, anti-corruption, exporting, and reporting and notification requirements to agencies and law enforcement relating to vehicle transfers. Many of these laws and regulations are frequently complex and subject to interpretation, and failure to comply with present or future regulations or changes in interpretations of existing laws or regulations may result in government investigation or proceedings, which could lead to impairment or suspension of our operations and the imposition of penalties and other liabilities. At various times, we may be involved in disputes with local governmental officials regarding the development and/or operation of our business facilities. We may be subject to similar types of regulations by governmental agencies in new markets. In addition, new legal or regulatory requirements or changes in existing requirements may delay or increase the cost of opening new facilities, may limit our base of vehicle buyers, may decrease demand for our vehicles, and may adversely impact our ability to conduct business. As described under NOTE 8 – Legal Proceedings, the U.S. Department of Justice, Consumer Protection Branch is conducting an ongoing investigation into potential violations by the Company of certain money laundering laws related to its practices and procedures for preventing and detecting money-laundering activity by its auction platform members. The Company is cooperating with the DOJ’s investigation. The Company may receive additional regulatory or governmental inquiries related to the matters that are the subject of the DOJ’s investigation. Any such inquiries or investigations may be time-consuming, costly, divert management resources, or otherwise have a material adverse effect on our business, financial condition or results of operation. These or other governmental investigations, inquiries, or lawsuits could lead to our incurring liability for damages or other costs, a criminal or civil proceeding, the imposition of fines and penalties, and/or other remedies, and reputational harm to our business, which can impact our ability to attract and retain customers and qualified personnel, as well as restrictions on or added costs for our business operations going forward.

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

Our executive officers, directors and their affiliates beneficially own, in the aggregate, more than 10% of our issued and outstanding common stock as of October 31, 2025. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our amended and restated certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ended October 31, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

a)
Exhibits

3.1	Amended and Restated Certificate of Incorporation of Copart, Inc. (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on November 2, 2022)
3.2	Amended and Restated Bylaws of Copart, Inc. (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on March 12, 2024)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

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

Date: November 21, 2025