Form 10-Q
period 2026-01-31
COPART INC
filed 2026-03-03
CIK 900075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2026

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

As of March 2, 2026, 963,308,388 shares of the registrant’s common stock were outstanding.

Copart, Inc.

Index to the Quarterly Report on Form 10-Q

January 31, 2026

Copart, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share amounts)	January 31, 2026	July 31, 2025
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$5,101,821	$2,780,531
Investment in held to maturity securities	-	2,008,539
Accounts receivable, net of allowance for credit losses of $14,916 and $12,945, respectively	861,630	762,811
Vehicle pooling costs	129,763	116,145
Inventories	41,870	39,661
Income taxes receivable	817	580
Prepaid expenses and other assets	40,279	46,361
Total current assets	6,176,180	5,754,628
Property and equipment, net	3,693,890	3,598,093
Operating lease right-of-use assets	91,454	99,708
Intangibles, net	57,292	62,832
Goodwill	523,473	517,779
Other assets	52,673	57,862
Total assets	$10,594,962	$10,090,902
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$549,171	$591,831
Deferred revenue	31,383	30,440
Income taxes payable	16,627	41,141
Current portion of operating and finance lease liabilities	16,692	19,869
Total current liabilities	613,873	683,281
Deferred income taxes	87,625	80,625
Income taxes payable	6,786	35,635
Operating and finance lease liabilities, net of current portion	79,444	83,870
Total liabilities	787,728	883,411
Commitments and contingencies
Redeemable non-controlling interest	18,189	20,458
Stockholders’ equity:
Preferred stock: $0.0001 par value - 5,000,000 shares authorized; none issued	-	-
Common stock: $0.0001 par value - 1,600,000,000 shares authorized; 963,290,932 and 967,478,690 shares issued and outstanding, respectively.	96	97
Additional paid-in capital	1,242,164	1,214,150
Accumulated other comprehensive loss	(87,291)	(120,283)
Retained earnings	8,634,076	8,093,069
Total stockholders’ equity	9,789,045	9,187,033
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$10,594,962	$10,090,902

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands, except per share amounts)	2026	2025	2026	2025
Service revenues and vehicle sales:
Service revenues	$952,051	$991,281	$1,943,896	$1,977,617
Vehicle sales	169,623	172,035	332,808	332,528
Total service revenues and vehicle sales	1,121,674	1,163,316	2,276,704	2,310,145
Operating expenses:
Facility operations	478,430	490,056	954,919	986,602
Cost of vehicle sales	150,432	147,707	291,975	285,885
General and administrative	104,102	99,342	210,406	205,080
Total operating expenses	732,964	737,105	1,457,300	1,477,567
Operating income	388,710	426,211	819,404	832,578
Other income (expense):
Interest income, net	49,987	40,747	103,492	86,294
Other income (expense), net	2,352	(3,907)	5,276	(4,503)
Total other income	52,339	36,840	108,768	81,791
Income before income taxes	441,049	463,051	928,172	914,369
Income tax expense	91,082	76,510	175,995	166,652
Net income	349,967	386,541	752,177	747,717
Less: Net loss attributable to redeemable noncontrolling interest	(765)	(859)	(2,269)	(1,769)
Net income attributable to Copart, Inc.	$350,732	$387,400	$754,446	$749,486

Basic net income per common share	$0.36	$0.40	$0.78	$0.78
Weighted average common shares outstanding	967,212	964,746	967,431	963,961

Diluted net income per common share	$0.36	$0.40	$0.77	$0.77
Diluted weighted average common shares outstanding	975,089	977,910	976,095	977,208

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands)	2026	2025	2026	2025
Comprehensive income, net of tax:
Net income	$349,967	$386,541	$752,177	$747,717
Other comprehensive income:
Foreign currency translation adjustments	32,785	(26,821)	32,992	(28,588)
Comprehensive income	382,752	359,720	785,169	719,129
Less: Comprehensive (loss) income attributable to redeemable noncontrolling interest	(765)	(859)	(2,269)	(1,769)
Comprehensive income attributable to Copart, Inc.	$383,517	$360,579	$787,438	$720,898

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.

Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Equity

(Unaudited)

	Common Stock		Additional	Accumulated Other		Total	Redeemable
(In thousands, except share amounts)	Outstanding Shares	Amount	Paid-in Capital	Comprehensive Income (Loss)	Retained Earnings	Stockholders’ Equity	Noncontrolling Interest
Balances at July 31, 2025	967,478,690	$97	$1,214,150	$(120,283)	$8,093,069	$9,187,033	$20,458
Net income (loss)	—	—	—	—	403,714	403,714	(1,504)
Currency translation adjustment	—	—	—	207	—	207	—
Exercise of stock options, net of repurchased shares	305,803	—	1,785	—	(1,330)	455	—
Stock-based compensation	120,141	—	8,748	—	—	8,748	—
Balances at October 31, 2025	967,904,634	97	1,224,683	(120,076)	8,495,453	9,600,157	18,954
Net income (loss)	—	—	—	—	350,732	350,732	(765)
Currency translation adjustment	—	—	—	32,785	—	32,785	—
Exercise of stock options, net of repurchased shares	597,365	—	7,293	—	(861)	6,432	—
Stock-based compensation	44,947	—	9,663	—	—	9,663	—
Shares issued for Employee Stock Purchase Plan	224,177	—	7,460	—	—	7,460	—
Shares repurchased	(5,480,191)	(1)	(6,935)	—	(211,248)	(218,184)	—
Balances at January 31, 2026	963,290,932	$96	$1,242,164	$(87,291)	$8,634,076	$9,789,045	$18,189

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.

Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Equity (Continued)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Total	Redeemable
(In thousands, except share amounts)	Outstanding Shares	Amount	Paid-in Capital	Comprehensive Income (Loss)	Retained Earnings	Stockholders’ Equity	Noncontrolling Interest
Balances at July 31, 2024	962,967,011	$96	$1,120,985	$(142,972)	$6,545,902	$7,524,011	$24,544
Net income (loss)	—	—	—	—	362,086	362,086	(910)
Currency translation adjustment	—	—	—	(1,767)	—	(1,767)	—
Exercise of stock options, net of repurchased shares	476,491	—	2,857	—	(720)	2,137	—
Stock-based compensation	80,900	—	9,845	—	—	9,845	—
Balances at October 31, 2024	963,524,402	96	1,133,687	(144,739)	6,907,268	7,896,312	23,634
Net income (loss)	—	—	—	—	387,400	387,400	(859)
Currency translation adjustment	—	—	—	(26,821)	—	(26,821)	—
Exercise of stock options, net of repurchased shares	2,296,400	1	29,976	—	(1,764)	28,213	—
Stock-based compensation	69,085	—	8,749	—	—	8,749	—
Shares issued for Employee Stock Purchase Plan	163,279	—	7,404	—	—	7,404	—
Balances at January 31, 2025	966,053,166	$97	$1,179,816	$(171,560)	$7,292,904	$8,301,257	$22,775

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended January 31,
(In thousands)	2026	2025
Cash flows from operating activities:
Net income	$752,177	$747,717
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt cost	109,713	109,122
Allowance for credit losses	2,103	1,056
Equity in (earnings) losses of unconsolidated affiliates	(368)	(61)
Stock-based compensation	19,550	19,732
Gain on sale of property and equipment	(214)	(194)
Deferred income taxes	6,002	47
Changes in operating assets and liabilities:
Accounts receivable	(124,815)	(133,024)
Vehicle pooling costs	(13,086)	(10,675)
Inventories	(1,583)	(16,175)
Prepaid expenses, other current and non-current assets	4,862	4,976
Operating lease right-of-use assets and lease liabilities	533	614
Accounts payable and accrued liabilities	(38,672)	44,765
Deferred revenue	700	(1,066)
Income taxes receivable	(227)	(48,239)
Income taxes payable	(53,922)	(58,194)
Net cash provided by operating activities	662,753	660,401
Cash flows from investing activities:
Purchases of property and equipment	(177,660)	(353,399)
Assets and liabilities acquired in connection with acquisition	(4,694)	(1,213)
Proceeds from sale of property and equipment	9,712	662
Purchases of held to maturity securities	-	(458,542)
Proceeds from held to maturity securities	2,035,000	1,940,000
Investment in unconsolidated affiliate	(3,737)	-
Net cash provided by investing activities	1,858,621	1,127,508
Cash flows from financing activities:
Proceeds from the exercise of stock options	9,078	32,833
Proceeds from the issuance of Employee Stock Purchase Plan shares	7,460	7,404
Repurchases of common stock	(218,184)	-
Payments for employee stock-based tax withholdings	(2,190)	(2,484)
Debt issuance costs	(1,534)	-
Payments of finance lease obligations	(6)	(40)
Net cash (used) provided by financing activities	(205,376)	37,713
Effect of foreign currency translation	5,292	(824)
Net increase in cash, cash equivalents, and restricted cash	2,321,290	1,824,798
Cash, cash equivalents, and restricted cash at beginning of period	2,780,531	1,514,111
Cash, cash equivalents, and restricted cash at end of period	$5,101,821	$3,338,909
Supplemental disclosure of cash flow information:
Interest paid	$1,405	$1,371
Income taxes paid, net of refunds	$227,470	$277,051
Purchase of property and equipment through settlement of deposit	$2,411	$57,453

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.

Notes to Consolidated Financial Statements

January 31, 2026

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

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature considered necessary for fair presentation of the Company’s financial position as of January 31, 2026 and July 31, 2025, its consolidated statements of income, comprehensive income, changes in redeemable noncontrolling interests and stockholders’ equity for the three and six months ended January 31, 2026 and 2025, and its cash flows for the six months ended January 31, 2026 and 2025. These consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2025 (the "2025 Form 10-K"). The consolidated financial statements of the Company include the accounts of the parent company, its wholly-owned subsidiaries and affiliates in which the Company holds a controlling financial interest as of the financial statement date.

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

The amounts recorded for financial instruments in the Company’s consolidated financial statements, which included cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximated their fair values as of January 31, 2026 and July 31, 2025, due to the short-term nature of those instruments and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. Held to maturity investments are classified within Level I of the fair value hierarchy because they are valued at quoted prices for identical assets that are traded in active markets. See NOTE 3 – Fair Value Measurements.

Redeemable Noncontrolling Interest

Redeemable noncontrolling interests represent a 20% noncontrolling ownership in Purple Wave, Inc., a consolidated subsidiary of the Company. Redeemable noncontrolling interests are presented outside of permanent equity on the consolidated balance sheet as they are redeemable by the holders of the noncontrolling interest and the redemption is outside the control of the Company. The redeemable noncontrolling interests were initially recorded at their issuance date fair value of $25.2 million. We record the carrying amount of the redeemable noncontrolling interests at the greater of (i) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss and its share of other comprehensive income or loss, and dividends or (ii) the redemption value. For interests that are redeemable in the future, we recognize changes in the redemption value immediately as they occur. Shares are redeemable at adjusted fair value from the third anniversary of the acquisition through the 10th anniversary of the acquisition, and are redeemable at fair value thereafter.

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

The Company had held to maturity securities comprised of U.S. Treasury Bills as of July 31, 2025. These investments were classified as held to maturity as the Company had the intent and ability to hold these investments until they matured. The table below shows the amortized cost, associated gross unrealized gains and associated fair value of held to maturity securities.

(In thousands)	January 31, 2026
	Amortized Cost	Gross Unrealized Gains	Fair Value
Investment in held to maturity securities	$—	$—	$—

(In thousands)	July 31, 2025
	Amortized Cost	Gross Unrealized Gains	Fair Value
Investment in held to maturity securities	$2,008,539	$15,575	$2,024,114

NOTE 2 – Long-Term Debt

Credit Agreement

On January 23, 2026, the Company entered into a Senior Revolving Credit Agreement (the “2026 Credit Agreement”) by and among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent. The 2026 Credit Agreement provides for an unsecured revolving credit facility in an aggregate principal amount of up to $1,250 million, including subfacilities for standby letters of credit and swingline loans. The 2026 Credit Agreement matures on January 23, 2031. The 2026 Credit Agreement replaced the previous secured revolving credit facility under the credit agreement dated December 21, 2021 by and among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto, and Bank of America, N.A., as the administrative agent (the “Second Amended and Restated Credit Agreement”), which was scheduled to mature on December 21, 2026.

Borrowings under the 2026 Credit Agreement bear interest based on the Company’s option, either (1) the applicable fixed rate plus 0.75% to 1.125% or (2) the daily rate plus 0.0% to 0.125%, in each case, depending on the Company’s consolidated total net leverage ratio. Additionally, the unused revolving commitments under the 2026 Credit Agreement are subject to the payment of a customary commitment fee at a range of 0.05% to 0.125%, depending on the Company’s consolidated total net leverage ratio. As of January 31, 2026, the unused capacity of $1,250 million was fully available to us.

The 2026 Credit Agreement contains representations and warranties, conditions, and covenants. As of January 31, 2026, we were in compliance with these financial covenants.

In connection with the 2026 Credit Agreement, the Company incurred $1.5 million in costs, which were capitalized as debt issuance fees. The debt issuance cost is amortized to interest expense over the term of the debt instrument and is included in other assets on the consolidated balance sheet.

NOTE 3 – Fair Value Measurements

The following table summarizes the carrying values and fair values of the Company’s financial instruments that were not carried at fair value in the consolidated balance sheets:

	January 31, 2026		July 31, 2025
(In thousands)	Carrying Value Total	Fair Value Total	Carrying Value Total	Fair Value Total
Assets
Cash equivalents	$4,389,083	$4,394,687	$2,196,593	$2,204,512
Investment in held to maturity securities	—	—	2,008,539	2,024,114
Total Assets	$4,389,083	$4,394,687	$4,205,132	$4,228,626

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

During the six months ended January 31, 2026, no transfers were made between any levels within the fair value hierarchy.

NOTE 4 – Net Income Per Share

The table below reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands)	2026	2025	2026	2025
Weighted average common shares outstanding	967,212	964,746	967,431	963,961
Effect of dilutive securities	7,877	13,164	8,664	13,247
Weighted average common and dilutive potential common shares outstanding	975,089	977,910	976,095	977,208

There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive net income per share calculation were 2,664,176 and 1,131,328 options to purchase the Company’s common stock and restricted stock for the three months ended January 31, 2026 and 2025, respectively, and 4,742,689 and 2,158,733 options to purchase the Company’s common stock and restricted stock for the six months ended January 31, 2026 and 2025, respectively, because their inclusion would have been anti-dilutive.

NOTE 5 – Stock-based Compensation

Refer to Note 12 - Stockholders’ Equity of the Notes to the Consolidated Financial Statements in 2025 Form 10-K for further description of the various types of stock-based compensation awards, their valuations and their award terms. The table below sets forth the stock-based compensation recognized by the Company for stock options, restricted stock awards ("RSA"), restricted stock unit awards ("RSU"), and performance stock units ("PSU"):

	Three Months Ended January 31,		Six Months Ended January 31,
(In thousands)	2026	2025	2026	2025
General and administrative	$7,849	$7,498	$15,233	$16,089
Facility operations	2,382	1,819	4,317	3,643
Total stock-based compensation	$10,231	$9,317	$19,550	$19,732

The Company grants stock option awards that vest based on time or time and market conditions. For stock option awards that vest based on time, the Company recognizes compensation expense on a straight-line basis over the requisite service period of five years. For stock option awards that vest based on time and market conditions, the Company recognizes compensation expense using the accelerated attribution method over each vesting tranche of the award. These options will become exercisable over five years, subject to continued service by the executive. Separate and apart from the time-based vesting schedule, the options are also subject to a market condition requiring the trading price of the Company's common stock on the Nasdaq Global Select Market to be greater than or equal to 125% of the exercise price of the options, determined both (i) at the time of any exercise, and (ii) based on the closing price on each of the twenty consecutive trading days preceding the date of any exercise. The exercise price of the options is equivalent to the closing price of the Company’s common stock on the grant date. The fair value of the awards is determined at the grant date using either a Lattice or Monte Carlo model, risk-free interest rates ranging from 0.71% to 4.37%, estimated volatility ranging from 25.2% to 29.8%, and no expected dividends. The Company recognized $0.6 million and $1.0 million in compensation expense related to these awards for the three months ended January 31, 2026 and 2025, and $1.2 million and $2.3 million in compensation expense related to these awards for the six months ended January 31, 2026 and 2025, respectively.

The following is a summary of activity for the Company’s stock options for the six months ended January 31, 2026:

	Time Based		Time and Market Condition Based
(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding as of July 31, 2025	12,487	$21.61	5,995	$24.70
Grants of options	746	44.56	75	46.57
Exercises	(903)	10.15	—	—
Forfeitures or expirations	(111)	50.00	—	—
Outstanding as of January 31, 2026	12,219	$23.60	6,070	$24.97
Exercisable as of January 31, 2026	10,599	$20.65	5,502	$23.92

The Company’s RSA, RSU, and PSU awards have been issued with vesting periods ranging from two years to five years. RSA and RSU awards vest solely on service conditions, while PSU awards will vest over five years, when and if certain financial performance targets are met. Accordingly, the Company recognizes compensation expense for RSA and RSU awards on a straight-line basis over the requisite service period of the award. Compensation expense for PSU awards is recognized on an accelerated attribution method when the achievement of certain financial performance targets appears probable and is recognized over the remaining requisite service period.

The following is a summary of activity for the Company’s RSA, RSU and PSU awards for the six months ended January 31, 2026:

(In thousands, except per share data)	Restricted and Performance Shares	Weighted Average Grant Date Fair Value
Outstanding as of July 31, 2025	1,778	$48.93
Grants	530	45.29
Vested	(160)	$40.19
Forfeitures or expirations	(120)	46.83
Outstanding as of January 31, 2026	2,028	$48.37

NOTE 6 – Stock Repurchases

On September 22, 2011, the Company’s Board of Directors approved a 320 million share increase in the stock repurchase program, bringing the total current authorization to 784 million shares. The repurchases may be effected through solicited or unsolicited transactions in privately negotiated transactions or in the open market, including under plans complying with Rule 10b5-1 under the Securities Exchange act of 1934, as amended. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. The Company repurchased 5,480,191 shares of its common stock during the six months ended January 31, 2026 at a weighted average price of $39.82 per share totaling $218.2 million. The Company did not repurchase any common stock under the program during the six months ended January 31, 2025. As of January 31, 2026, the total number of shares repurchased under the program was 464 million, and subject to applicable limitations under Delaware law, 320 million shares were available for repurchase under the program.

NOTE 7 – Income Taxes

The Company’s effective income tax rates were 19.0% and 18.2% for the six months ended January 31, 2026 and 2025, respectively, which differs from the U.S. statutory rate of 21% primarily due to state income taxes, deduction for Foreign Derived Intangible Income, and excess tax benefits associated with equity-based compensation. The recognition of excess tax benefits from the exercise of employee stock options was $3.0 million and $23.7 million for the three months ended January 31, 2026 and 2025, respectively, and $5.9 million and $28.3 million for the six months ended January 31, 2026 and 2025, respectively.

NOTE 8 – Recent Accounting Pronouncements

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

NOTE 9 – Legal Proceedings

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

The U.S. Department of Justice (DOJ) is conducting an ongoing investigation into potential violations by the Company of certain money laundering laws related to its practices and procedures for preventing and detecting money-laundering activity by its auction platform members. In connection with this investigation, the Company received a letter from the DOJ in October 2023 in which the DOJ indicated the Company may have exposure as a result of potential violations of such money laundering statutes and regulations. The Company is cooperating with the DOJ’s investigation. At this time, we are unable to predict the duration, scope, or result of any potential governmental, criminal, or civil proceeding that may result, the imposition of fines and penalties, and/or other remedies, and as a result, are unable to predict the range of possible loss.

NOTE 10 – Segments and Other Geographic Reporting

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

The following table presents financial information by segment:

	Three Months Ended January 31, 2026			Three Months Ended January 31, 2025
(In thousands)	United States	International	Total	United States	International	Total
Service revenues	$819,467	$132,584	$952,051	$868,130	$123,151	$991,281
Vehicle sales	102,153	67,470	169,623	106,715	65,320	172,035
Total service revenues and vehicle sales	921,620	200,054	1,121,674	974,845	188,471	1,163,316
Facility operations	395,350	83,080	478,430	418,824	71,232	490,056
Cost of vehicle sales	96,375	54,057	150,432	92,807	54,900	147,707
General and administrative	88,423	15,679	104,102	87,321	12,021	99,342
Operating income	$341,472	$47,238	$388,710	$375,893	$50,318	$426,211

Depreciation and amortization, excluding debt costs	$46,829	$8,558	$55,387	$46,455	$7,744	$54,199
Interest income	46,958	3,029	49,987	39,149	1,598	40,747
Capital expenditures and acquisitions	58,875	10,738	69,613	153,212	20,868	174,080

	Six Months Ended January 31, 2026			Six Months Ended January 31, 2025
(In thousands)	United States	International	Total	United States	International	Total
Service revenues	$1,675,001	$268,895	$1,943,896	$1,728,120	$249,497	$1,977,617
Vehicle sales	199,233	133,575	332,808	194,265	138,263	332,528
Total service revenues and vehicle sales	1,874,234	402,470	2,276,704	1,922,385	387,760	2,310,145
Facility operations	793,835	161,084	954,919	842,441	144,161	986,602
Cost of vehicle sales	186,334	105,641	291,975	169,093	116,792	285,885
General and administrative	177,621	32,785	210,406	179,898	25,182	205,080
Operating income	$716,444	$102,960	$819,404	$730,953	$101,625	$832,578

Depreciation and amortization, excluding debt costs	$92,238	$17,191	$109,429	$92,370	$15,456	$107,826
Interest income	97,053	6,439	103,492	82,992	3,302	86,294
Capital expenditures and acquisitions	130,333	52,021	182,354	365,129	46,966	412,095

	January 31, 2026			July 31, 2025
(In thousands)	United States	International	Total	United States	International	Total
Total assets	$9,220,373	$1,374,589	$10,594,962	$8,834,063	$1,256,839	$10,090,902
Goodwill	390,422	133,051	523,473	390,422	127,357	517,779

NOTE 11 – Subsequent Events

Recent Share Repurchases:

Subsequent to the end of the second quarter ended January 31, 2026, through March 2, 2026, the Company repurchased 24,262,025 shares of its common stock at a weighted average price of $37.11 per share totaling $898.7 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion, which presents Copart Inc.'s (“Copart,” the “Company,” “our,” "us” or “we”) results for periods occurring in the fiscal year ending July 31, 2026 and the fiscal year ended July 31, 2025, should be read in conjunction with our Consolidated Financial Statements as of and for the six months ended January 31, 2026, and the accompanying notes included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of and for the year ended July 31, 2025, the accompanying notes and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2025 (the "2025 Form 10-K").

Results of Operations

The following table shows certain data from our consolidated statements of income expressed as a percentage of total service revenues and vehicle sales for the three and six months ended January 31, 2026 and 2025:

	Three Months Ended January 31,		Six Months Ended January 31,
(In percentages)	2026	2025	2026	2025
Service revenues and vehicle sales:
Service revenues	85%	85%	85%	86%
Vehicle sales	15%	15%	15%	14%
Total service revenues and vehicle sales	100%	100%	100%	100%

Operating expenses:
Facility operations	43%	42%	42%	43%
Cost of vehicle sales	13%	13%	13%	12%
General and administrative	9%	9%	9%	9%
Total operating expenses	65%	64%	64%	64%
Operating income	35%	36%	36%	36%
Other income (expense)	5%	3%	5%	4%
Income before income taxes	40%	39%	41%	40%
Income taxes	8%	6%	8%	7%
Net income	32%	33%	33%	33%

Comparison of the three and six months ended January 31, 2026 and 2025

The following table presents a comparison of service revenues for the three and six months ended January 31, 2026 and 2025:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2026	2025	Change	% Change	2026	2025	Change	% Change
Service revenues
United States	$819,467	$868,130	$(48,663)	(5.6)%	$1,675,001	$1,728,120	$(53,119)	(3.1)%
International	132,584	123,151	$9,433	7.7%	268,895	249,497	$19,398	7.8%
Total service revenues	$952,051	$991,281	$(39,230)	(4.0)%	$1,943,896	$1,977,617	$(33,721)	(1.7)%

Service Revenues. The decrease in service revenues during the three months ended January 31, 2026 of $(39.2) million, or (4.0)%, as compared to the same period last year resulted from (i) a decrease in the U.S. of $(48.7) million and (ii) an increase in International of $9.4 million. The decrease in the U.S. compared to the same period last year was primarily related to the one time revenue associated with hurricanes Helene and Milton recognized in fiscal year 2025. The growth in International, after excluding positive fluctuations in currency exchange rates of $8.4 million, was driven primarily by an increase in revenue per car, offset by a decrease in volume.

The decrease in service revenues during the six months ended January 31, 2026 of $(33.7) million, or (1.7)%, as compared to the same period last year resulted from (i) a decrease in the U.S. of $(53.1) million and (ii) an increase in International of $19.4 million. The decrease in the U.S. compared to the same period last year was primarily related to the one time revenue associated with hurricanes Helene and Milton recognized in fiscal year 2025 offset by an increase in revenue per car. The growth in International, after excluding positive fluctuations in currency exchange rates of $12.2 million, was driven primarily by an increase in revenue per car, offset by a decrease in volume.

The following table presents a comparison of vehicle sales for the three and six months ended January 31, 2026 and 2025:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2026	2025	Change	% Change	2026	2025	Change	% Change
Vehicle sales
United States	$102,153	$106,715	$(4,562)	(4.3)%	$199,233	$194,265	$4,968	2.6%
International	67,470	65,320	$2,150	3.3%	$133,575	138,263	$(4,688)	(3.4)%
Total vehicle sales	$169,623	$172,035	$(2,412)	(1.4)%	$332,808	$332,528	$280	0.1%

Vehicle Sales. The decrease in vehicle sales for the three months ended January 31, 2026 of $(2.4) million, or (1.4)%, as compared to the same period last year, resulted from (i) a decrease in the U.S. of $(4.6) million and (ii) an increase in International of $2.2 million. The decrease in the U.S. was primarily driven by a decrease in volume, offset by an increase in revenue per car, which we believe was due to a change in mix of vehicles sold. The decrease in International, after excluding positive fluctuations in currency exchange rates of $5.1 million, was primarily driven by a decrease in volume related to sellers switching to a consignment model, offset by an increase in revenue per car, which we believe was due to a change in mix of vehicles sold.

The increase in vehicle sales for the six months ended January 31, 2026 of $0.3 million, or 0.1%, as compared to the same period last year, resulted from (i) an increase in the U.S. of $5.0 million and (ii) a decrease in International of $(4.7) million. The increase in the U.S. was primarily driven by an increase in revenue per car, which we believe was due to a change in mix of vehicles sold, offset by a decrease in volume. The decrease in International, after excluding positive fluctuations in currency exchange rates of $7.6 million, was primarily driven by a decrease in volume related to sellers switching to a consignment model.

The following table presents a comparison of facility operations expenses for the three and six months ended January 31, 2026 and 2025:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2026	2025	Change	% Change	2026	2025	Change	% Change
Facility operations expenses
United States	$395,350	$418,824	$(23,474)	(5.6)%	$793,835	$842,441	$(48,606)	(5.8)%
International	83,080	71,232	11,848	16.6%	161,084	144,161	16,923	11.7%
Total facility operations expenses	$478,430	$490,056	$(11,626)	(2.4)%	$954,919	$986,602	$(31,683)	(3.2)%

Facility operations expenses, excluding depreciation and amortization
United States	$355,107	$377,361	$(22,254)	(5.9)%	$714,559	$760,958	$(46,399)	(6.1)%
International	74,796	63,732	11,064	17.4%	144,443	129,204	15,239	11.8%

Facility depreciation and amortization
United States	$40,243	$41,463	$(1,220)	(2.9)%	$79,276	$81,483	$(2,207)	(2.7)%
International	8,284	7,500	784	10.5%	16,641	14,957	1,684	11.3%

Facility Operations Expenses. The decrease in facility operations expense for the three months ended January 31, 2026 of $(11.6) million, or (2.4)%, as compared to the same period last year resulted from (i) a decrease in the U.S. of $(23.5) million, and (ii) an increase in International of $11.8 million. The decrease in the U.S. compared to the same period last year was related to one time costs associated with hurricanes Helene and Milton recognized in fiscal year 2025 offset by increases in subhaul, freight, insurance, and bank charges. The increase in International, after excluding negative fluctuations in currency exchange rates of $(5.6) million, was the result of an increase in the cost to process a car. Included in facility operations expenses were depreciation and amortization expenses. The decrease in facility operations depreciation and amortization expenses during the three months ended January 31, 2026 as compared to the same period last year resulted primarily from the disposal of assets and a customer relationship being fully amortized in the United States. The increase in the International was result of depreciating new and expanded facilities placed into service

The decrease in facility operations expense for the six months ended January 31, 2026 of $(31.7) million, or (3.2)%, as compared to the same period last year resulted from (i) a decrease in the U.S. of $(48.6) million, and (ii) an increase in International of $16.9 million. The decrease in the U.S. compared to the same period last year was related to one time costs associated with hurricanes Helene and Milton recognized in fiscal year 2025 offset by increases in subhaul, insurance, and bank charges. The increase in International, after excluding negative fluctuations in currency exchange rates of $(7.6) million, was the result of an increase in the cost to process a car. Included in facility operations expenses were depreciation and amortization expenses. The decrease in facility operations depreciation and amortization expenses during the six months ended January 31, 2026 as compared to the same period last year resulted primarily from the disposal of assets and a customer relationship being fully amortized in the United States. The increase in the International was result of depreciating new and expanded facilities placed into service

The following table presents a comparison of cost of vehicle sales for the three and six months ended January 31, 2026 and 2025:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2026	2025	Change	% Change	2026	2025	Change	% Change
Cost of vehicle sales
United States	$96,375	$92,807	$3,568	3.8%	$186,334	$169,093	$17,241	10.2%
International	54,057	54,900	(843)	(1.5)%	105,641	116,792	(11,151)	(9.5)%
Total cost of vehicle sales	$150,432	$147,707	$2,725	1.8%	$291,975	$285,885	$6,090	2.1%

Cost of Vehicle Sales. The increase in cost of vehicle sales for the three months ended January 31, 2026 of $2.7 million, or 1.8%, as compared to the same period last year resulted from (i) an increase in the U.S. of $3.6 million and (ii) a decrease in International of $(0.8) million. The increase in the U.S. was primarily the result of a change in the mix of vehicles sold offset by a decrease in volume. The decrease in International, after excluding the negative fluctuations of currency exchange rates of $4.3 million, was primarily due to a decrease in volume related to sellers switching to a consignment model.

The increase in cost of vehicle sales for the six months ended January 31, 2026 of $6.1 million, or 2.1%, as compared to the same period last year resulted from (i) an increase in the U.S. of $17.2 million and (ii) a decrease in International of $(11.2) million. The increase in the U.S. was primarily the result of a change in the mix of vehicles sold offset by a decrease in volume. The decrease in International, after excluding the negative fluctuations of currency exchange rates of $6.3 million, was primarily due to a decrease in volume related to sellers switching to a consignment model, combined with a change in the mix of vehicles sold.

The following table presents a comparison of general and administrative expenses for the three and six months ended January 31, 2026 and 2025:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2026	2025	Change	% Change	2026	2025	Change	% Change
General and administrative expenses
United States	$88,423	$87,321	$1,102	1.3%	$177,621	$179,898	$(2,277)	(1.3)%
International	15,679	12,021	3,658	30.4%	32,785	25,182	7,603	30.2%
Total general and administrative expenses	$104,102	$99,342	$4,760	4.8%	$210,406	$205,080	$5,326	2.6%

General and administrative expenses, excluding depreciation and amortization
United States	$81,837	$82,329	$(492)	(0.6)%	$164,659	$169,011	$(4,352)	(2.6)%
International	15,405	11,777	3,628	30.8%	32,235	24,683	7,552	30.6%

General and administrative depreciation and amortization
United States	$6,586	$4,992	$1,594	31.9%	$12,962	$10,887	$2,075	19.1%
International	274	244	30	12.3%	550	499	51	10.2%

General and Administrative Expenses. The increase in general and administrative expenses for the three months ended January 31, 2026 of $4.8 million, or 4.8%, as compared to the same period last year resulted from (i) an increase in the U.S. of $1.1 million and (ii) an increase in International of $3.7 million. Excluding depreciation and amortization, the decrease in the U.S. of $(0.5) million resulted primarily from decreases in legal, compliance, and system implementation, offset by increases in consulting, bank charges, and labor. The increase in International of $3.6 million, after excluding the negative fluctuations in currency exchange rates of $(1.1) million, resulted primarily from an increase in labor, third party outside services (including consulting and legal), and taxes. Depreciation and amortization expenses for the three months ended January 31, 2026 as compared to the same period last year increased as a result of the addition of technology assets being placed in service in the U.S. and Internationally.

The increase in general and administrative expenses for the six months ended January 31, 2026 of $5.3 million, or 2.6%, as compared to the same period last year resulted from (i) a decrease in the U.S. of $2.3 million and (ii) an increase in International of $7.6 million. Excluding depreciation and amortization, the decrease in the U.S. of $4.4 million resulted primarily from decreases in legal, compliance, and system implementations offset by increase in labor, consulting services, insurance, and bank charges. The increase in International of $7.6 million, after excluding the negative fluctuations in currency exchange rates of $(1.7) million, resulted primarily from an increase in third party outside services (including consulting and legal), and labor. Depreciation and amortization expenses for the six months ended January 31, 2026 as compared to the same period last year increased as result of the addition of technology assets being placed in service in the U.S. and Internationally.

The following table summarizes total other income (expense) for the three and six months ended January 31, 2026 and 2025:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2026	2025	Change	% Change	2026	2025	Change	% Change
Total other income	$52,339	$36,840	$15,499	42.1%	$108,768	$81,791	$26,977	33.0%

Other Income (Expense). The increase in total other income for the three months ended January 31, 2026 of $15.5 million, or 42.1%, as compared to the same period last year was due to higher interest income earned from U.S. Treasury Bills, and realized and unrealized currency gains.

The increase in total other income for the six months ended January 31, 2026 of $27.0 million, or 33.0%, as compared to the same period last year was due to higher interest income earned from U.S. Treasury Bills, realized and unrealized currency gains, and gain on sale of fixed assets.

The following table summarizes income taxes for the three and six months ended January 31, 2026 and 2025:

	Three Months Ended January 31,				Six Months Ended January 31,
(In thousands)	2026	2025	Change	% Change	2026	2025	Change	% Change
Income taxes	$91,082	$76,510	$14,572	19.0%	$175,995	$166,652	$9,343	5.6%

Income Taxes. See the Note to Unaudited Consolidated Financial Statements, NOTE 7 – Income Taxes in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

The following table presents a comparison of key components of our liquidity and capital resources at January 31, 2026 and July 31, 2025 and for the six months ended January 31, 2026 and 2025, respectively, excluding additional funds available to us through our Revolving Loan Facility:

(In thousands)	January 31, 2026	July 31, 2025	Change	% Change
Cash, cash equivalents, and restricted cash	$5,101,821	$2,780,531	$2,321,290	83.5%
Working capital	5,562,307	5,071,347	490,960	9.7%

	Six Months Ended January 31,
(In thousands)	2026	2025	Change	% Change
Operating cash flows	$662,753	$660,401	$2,352	0.4%
Investing cash flows	1,858,621	1,127,508	731,113	64.8%
Financing cash flows	(205,376)	37,713	(243,089)	(644.6)%

Capital expenditures and acquisitions	$(182,354)	$(354,612)	$172,258	(48.6)%

Cash, cash equivalents, and restricted cash and working capital increased $2,321.3 million and $491.0 million at January 31, 2026, respectively, as compared to July 31, 2025. Cash, cash equivalents, and restricted cash increased due to cash generated from operations, maturity of held to maturity securities as a result of maximizing our return on U.S. Treasury Bills, not fully offset by capital expenditures and the repurchase of common stock as part of our stock repurchase program. Working capital increased primarily from cash generated from operations and timing of cash receipts, partially offset by capital expenditures, and timing of cash payments. Cash equivalents consisted of bank deposits, U.S. Treasury Bills, and funds invested in money market accounts, which bear interest at variable rates.

Historically, we have financed our growth through cash generated from operations, public offerings of common stock, equity issued in conjunction with certain acquisitions and debt financing. Our primary source of cash generated by operations is from the collection of service fees and funds received from the sale of vehicles. We expect to continue to use cash flows from operations to finance our working capital needs and to develop and grow our business. In addition to our stock repurchase program, we are considering a variety of alternative potential uses for our remaining cash balances and our cash flows from operations. These alternative potential uses include additional stock repurchases, acquisitions and the payment of dividends. For further detail, see Note to Unaudited Consolidated Financial Statements, NOTE 2 – Long-Term Debt and NOTE 6 – Stock Repurchases in this Quarterly Report on Form 10-Q and under the subheading “Credit Agreement” below.

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

As of January 31, 2026, $362.8 million of the $5.1 billion of cash, cash equivalents, and restricted cash was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., the repatriation of these funds could be subject to the foreign withholding tax. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not require repatriation to fund our U.S. operations.

Net cash provided by operating activities increased for the six months ended January 31, 2026 as compared to the same period in 2025 as a result of changes in operating assets and liabilities. The changes in operating assets and liabilities were primarily the result of an increase in cash provided by a decrease in income tax receivable of $48 million, decrease in inventory of $14.6 million, decrease in accounts receivable of $8.2 million and an increase in income tax payable of $4.3 million These changes were offset by cash used due to a decrease in accounts payable and accrued liabilities of $83.4 million.

Net cash provided by investing activities increased for the six months ended January 31, 2026 as compared to the same period in 2025 due primarily to an increase in proceeds from maturing held to maturity securities, and proceeds from the sale of equipment, and a decrease in capital expenditures. Our capital expenditures are primarily related to lease buyouts of certain facilities, acquiring land, opening and improving facilities, capitalized software development costs for new software for internal use and major software enhancements, and acquiring facility equipment. We continue to develop, expand and invest in new and existing facilities.

Net cash used in financing activities decreased for the six months ended January 31, 2026 as compared to the same period in 2025 due primarily due to repurchases of common stock as part of our stock repurchase program.

Credit Agreement

On January 23, 2026, the Company entered into a Senior Revolving Credit Agreement (the “2026 Credit Agreement”) by and among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent. The 2026 Credit Agreement provides for an unsecured revolving credit facility in an aggregate principal amount of up to $1,250 million, including subfacilities for standby letters of credit and swingline loans. The 2026 Credit Agreement matures on January 23, 2031. The 2026 Credit Agreement replaced the previous secured credit facility under the credit agreement dated December 21, 2021 by and among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto, and Bank of America, N.A., as the administrative agent (the “Second Amended and Restated Credit Agreement”), which was scheduled to mature on December 21, 2026.

Borrowings under the 2026 Credit Agreement bear interest based on the Company’s option, either (1) the applicable fixed rate plus 0.75% to 1.125% or (2) the daily rate plus 0.0% to 0.125%, in each case, depending on the Company’s consolidated total net leverage ratio. Additionally, the unused revolving commitments under the 2026 Credit Agreement are subject to the payment of a customary commitment fee at a range of 0.05% to 0.125%, depending on the Company’s consolidated total net leverage ratio. As of January 31, 2026, the unused capacity of $1,250 million was fully available to us.

The 2026 Credit Agreement contains representations and warranties, conditions, and covenants. As of January 31, 2026, we were in compliance with these financial covenants.

In connection with entering into the 2026 Credit Agreement, the Company incurred $1.5 million in costs, which were capitalized as debt issuance fees. The debt issuance cost is amortized to interest expense over the term of the debt instrument and is included in other assets on the consolidated balance sheet.

Stock Repurchases

On September 22, 2011, our Board of Directors approved a 320 million share increase in our stock repurchase program, bringing the total current authorization to 784 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. We repurchased 5,480,191 shares of our common stock under the program during the six months ended January 31, 2026 at a weighted average price of $39.82 per share totaling $218.2 million. We did not repurchase any common stock under the program during the six months ended January 31, 2025. As of January 31, 2026, the total number of shares repurchased under the program was 464 million, and subject to applicable limitations under Delaware law, 320 million shares were available for repurchase under the program. See NOTE 11 – Subsequent Events in the Notes to Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q for information regarding share repurchases completed subsequent to January 31, 2026.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this Quarterly Report on Form 10-Q. There have been no material changes to the critical accounting policies and estimates from what was disclosed in our 2025 Form 10-K. Our significant accounting policies are described in the Notes to Unaudited Consolidated Financial Statements, NOTE 1 – Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q.

Recently Issued Accounting Standards

For a description of new accounting standards that affect us, refer to the Notes to Unaudited Consolidated Financial Statements, NOTE 8 – Recent Accounting Pronouncements in this Quarterly Report on Form 10-Q.

Contractual Obligations and Commitments

There have been no material changes during the six months ended January 31, 2026 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Form 10-K.

Cautionary Note on Forward-Looking Statements

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information required under this Item from what was disclosed in our 2025 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), or (“Disclosure Controls”), as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation (the "Controls Evaluation"), was performed under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”). Disclosure Controls are controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of Legal Proceedings that affect us, refer to the Notes to Unaudited Consolidated Financial Statements, NOTE 9 – Legal Proceedings included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A, Risk Factors” of our 2025 Form 10-K.

Risks Related to Our Business and Industry

We depend on a limited number of major vehicle sellers for a substantial portion of our revenues. The loss of one or more of these major sellers could adversely affect our consolidated results of operations and financial position, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.

Although no single customer accounted for more than 10% of our consolidated revenues during six months ended January 31, 2026, a limited number of vehicle sellers historically have collectively accounted for a substantial portion of our revenues. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected revenues in those markets. There can be no assurance that our existing agreements will not be canceled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

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

Participants in the vehicle sales industry are subject to, and may be required to expend funds to ensure compliance with a variety of laws, regulations, and ordinances. These include, without limitation, land use ordinances, business and occupational licensure requirements and procedures, vehicle titling, sales, and registration rules and procedures, and laws and regulations relating to the environment, anti-money laundering, anti-corruption, exporting, and reporting and notification requirements to agencies and law enforcement relating to vehicle transfers. Many of these laws and regulations are frequently complex and subject to interpretation, and failure to comply with present or future regulations or changes in interpretations of existing laws or regulations may result in government investigation or proceedings, which could lead to impairment or suspension of our operations and the imposition of penalties and other liabilities. At various times, we may be involved in disputes with local governmental officials regarding the development and/or operation of our business facilities. We may be subject to similar types of regulations by governmental agencies in new markets. In addition, new legal or regulatory requirements or changes in existing requirements may delay or increase the cost of opening new facilities, may limit our base of vehicle buyers, may decrease demand for our vehicles, and may adversely impact our ability to conduct business. As described under NOTE 9 – Legal Proceedings, the U.S. Department of Justice is conducting an ongoing investigation into potential violations by the Company of certain money laundering laws related to its practices and procedures for preventing and detecting money-laundering activity by its auction platform members. The Company is cooperating with the DOJ’s investigation. The Company may receive additional regulatory or governmental inquiries related to the matters that are the subject of the DOJ’s investigation. Any such inquiries or investigations may be time-consuming, costly, divert management resources, or otherwise have a material adverse effect on our business, financial condition or results of operation. These or other governmental investigations, inquiries, or lawsuits could lead to our incurring liability for damages or other costs, a criminal or civil proceeding, the imposition of fines and penalties, and/or other remedies, and reputational harm to our business, which can impact our ability to attract and retain customers and qualified personnel, as well as restrictions on or added costs for our business operations going forward.

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

We regularly evaluate and implement new technologies and processes to manage risks relating to cyber-attacks and system and network disruptions, including but not limited to usage errors by our employees, power outages, and catastrophic events such as fires, tornadoes, floods, hurricanes, and earthquakes. We have also enhanced our security protocols based on the investigation we conducted and in response to our prior attacks and service interruptions. Nevertheless, we cannot provide assurances that our efforts to address cyber security incidents and mitigate against the risk of future cyber security incidents or system disruptions will be successful. The techniques used by criminals to obtain unauthorized access to sensitive data change frequently and are often not recognized immediately. For example, as AI technologies, including generative AI models, develop rapidly, threat actors are using these technologies to create new sophisticated attack methods that are increasingly automated, targeted and coordinated and more difficult to defend against. We may be unable to anticipate these techniques or implement adequate preventative measures and believe that cyber-attacks and threats against us have occurred in the past and are likely to continue in the future. If our systems are compromised, become inoperable for extended periods of time, or cease to function properly, we may have to make a significant investment to fix or replace them, and our ability to provide many of our electronic and online solutions to our customers may be impaired. In the event of another, more serious ransomware attack, we could suffer significant financial and reputational harm, regardless of whether we choose to pay the ransom amount. In addition, as cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Any of the risks described above could materially and adversely affect our consolidated results of operations and financial position.

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

Our executive officers, directors and their affiliates beneficially own, in the aggregate, more than 10% of our issued and outstanding common stock as of January 31, 2026. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our amended and restated certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The The following table sets forth information concerning the number of shares of our common stock purchased by us during the three months ended January 31, 2026:

Period	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program(1)
Balance at October 31, 2025	—	$—	—	325,803,208
November 1, 2025 through November 30, 2025	—	$—	—	325,803,208
December 1, 2025 through December 31, 2025	—	$—	—	325,803,208
January 1, 2025 through January 31, 2026	5,480,191	$39.82	5,480,191	320,323,017

(1) Our stock repurchase program was announced on February 20, 2003. On September 22, 2011, our board of directors approved a 320 million share increase in our stock repurchase program, bringing the total current authorization to 784 million shares. The repurchases may be effected through solicited or unsolicited transactions in privately negotiated transactions or in the open market, including under plans complying with Rule 10b5-1 under the Securities Exchange act of 1934, as amended. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ended January 31, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

a)
Exhibits

3.1	Amended and Restated Certificate of Incorporation of Copart, Inc. (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on November 2, 2022)
3.2	Amended and Restated Bylaws of Copart, Inc. (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on March 12, 2024)
10.1

Senior Revolving Credit Agreement, dated as of January 23, 2026, by and among Copart, Inc., the subsidiaries of Copart, Inc. party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on January 26, 2026)

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

Date: March 3, 2026