Form 10-Q
period 2026-04-30
COPART INC
filed 2026-05-29
CIK 900075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

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

As of May 27, 2026, 925,811,482 shares of the registrant’s common stock were outstanding.

Copart, Inc.

Index to the Quarterly Report on Form 10-Q

April 30, 2026

Copart, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share amounts)	April 30, 2026	July 31, 2025
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$3,354,142	$2,780,531
Investment in held to maturity securities	845,570	2,008,539
Accounts receivable, net of allowance for credit losses of $14,636 and $12,945, respectively	794,472	762,811
Vehicle pooling costs	117,979	116,145
Inventories	49,632	39,661
Income taxes receivable	721	580
Prepaid expenses and other assets	54,157	46,361
Total current assets	5,216,673	5,754,628
Property and equipment, net	3,715,922	3,598,093
Operating lease right-of-use assets	88,066	99,708
Intangibles, net	53,943	62,832
Goodwill	522,703	517,779
Other assets	51,729	57,862
Total assets	$9,649,036	$10,090,902
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$598,290	$591,831
Deferred revenue	33,494	30,440
Income taxes payable	37,650	41,141
Current portion of operating and finance lease liabilities	15,825	19,869
Total current liabilities	685,259	683,281
Deferred income taxes	89,733	80,625
Income taxes payable	5,308	35,635
Operating and finance lease liabilities, net of current portion	77,291	83,870
Total liabilities	857,591	883,411
Commitments and contingencies
Redeemable non controlling interest	17,181	20,458
Stockholders’ equity:
Preferred stock: $0.0001 par value - 5,000,000 shares authorized; none issued	-	-
Common stock: $0.0001 par value - 1,600,000,000 shares authorized; 925,811,482 and 967,478,690 shares issued and outstanding, respectively.	93	97
Additional paid-in capital	1,207,201	1,214,150
Accumulated other comprehensive loss	(87,207)	(120,283)
Retained earnings	7,654,177	8,093,069
Total stockholders’ equity	8,774,264	9,187,033
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$9,649,036	$10,090,902

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Service revenues and vehicle sales:
Service revenues	$1,056,080	$1,034,836	$2,999,976	$3,012,453
Vehicle sales	180,986	176,880	513,794	509,408
Total service revenues and vehicle sales	1,237,066	1,211,716	3,513,770	3,521,861
Operating expenses:
Facility operations	504,190	489,735	1,459,109	1,476,337
Cost of vehicle sales	160,277	169,714	452,252	455,599
General and administrative	108,317	100,722	318,723	305,802
Total operating expenses	772,784	760,171	2,230,084	2,237,738
Operating income	464,282	451,545	1,283,686	1,284,123
Other income (expense):
Interest income, net	38,813	42,776	142,305	129,070
Other (expense) income, net	(1,001)	8,483	4,275	3,980
Total other income	37,812	51,259	146,580	133,050
Income before income taxes	502,094	502,804	1,430,266	1,417,173
Income tax expense	100,701	97,466	276,696	264,118
Net income	401,393	405,338	1,153,570	1,153,055
Less: Net loss attributable to redeemable noncontrolling interest	(1,008)	(1,271)	(3,277)	(3,040)
Net income attributable to Copart, Inc.	$402,401	$406,609	$1,156,847	$1,156,095

Basic net income per common share	$0.43	$0.42	$1.21	$1.20
Weighted average common shares outstanding	936,293	966,234	957,280	964,702

Diluted net income per common share	$0.43	$0.42	$1.20	$1.18
Diluted weighted average common shares outstanding	942,770	978,089	965,215	977,485

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2026	2025	2026	2025
Comprehensive income, net of tax:
Net income	$401,393	$405,338	$1,153,570	$1,153,055
Other comprehensive income:
Foreign currency translation adjustments	84	58,260	33,076	29,672
Comprehensive income	401,477	463,598	1,186,646	1,182,727
Less: Comprehensive loss attributable to redeemable noncontrolling interest	(1,008)	(1,271)	(3,277)	(3,040)
Comprehensive income attributable to Copart, Inc.	$402,485	$464,869	$1,189,923	$1,185,767

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.

Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Equity

(Unaudited)

	Common Stock		Additional	Accumulated Other		Total	Redeemable
(In thousands, except share amounts)	Outstanding Shares	Amount	Paid-in Capital	Comprehensive Income (Loss)	Retained Earnings	Stockholders’ Equity	Noncontrolling Interest
Balances at July 31, 2025	967,478,690	$97	$1,214,150	$(120,283)	$8,093,069	$9,187,033	$20,458
Net income (loss)	—	—	—	—	403,714	403,714	(1,504)
Currency translation adjustment	—	—	—	207	—	207	—
Exercise of stock options, net of repurchased shares	305,803	—	1,785	—	(1,330)	455	—
Stock-based compensation	120,141	—	8,748	—	—	8,748	—
Balances at October 31, 2025	967,904,634	97	1,224,683	(120,076)	8,495,453	9,600,157	18,954
Net income (loss)	—	—	—	—	350,732	350,732	(765)
Currency translation adjustment	—	—	—	32,785	—	32,785	—
Exercise of stock options, net of repurchased shares	597,365	—	7,293	—	(861)	6,432	—
Stock-based compensation	44,947	—	9,663	—	—	9,663	—
Shares issued for Employee Stock Purchase Plan	224,177	—	7,460	—	—	7,460	—
Shares repurchased	(5,480,191)	(1)	(6,935)	—	(211,248)	(218,184)	—
Balances at January 31, 2026	963,290,932	96	1,242,164	(87,291)	8,634,076	9,789,045	18,189
Net income (loss)	—	—	—	—	402,401	402,401	(1,008)
Currency translation adjustment	—	—	—	84	—	84	—
Exercise of stock options, net of repurchased shares	441,392	—	5,084	—	(571)	4,513	—
Stock-based compensation	32,131	—	8,893	—	—	8,893	—
Shares repurchased	(37,952,973)	(3)	(48,940)	—	(1,381,729)	(1,430,672)	—
Balances at April 30, 2026	925,811,482	$93	$1,207,201	$(87,207)	$7,654,177	$8,774,264	$17,181

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.

Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Equity (Continued)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Total	Redeemable
(In thousands, except share amounts)	Outstanding Shares	Amount	Paid-in Capital	Comprehensive Income (Loss)	Retained Earnings	Stockholders’ Equity	Noncontrolling Interest
Balances at July 31, 2024	962,967,011	$96	$1,120,985	$(142,972)	$6,545,902	$7,524,011	$24,544
Net income (loss)	—	—	—	—	362,086	362,086	(910)
Currency translation adjustment	—	—	—	(1,767)	—	(1,767)	—
Exercise of stock options, net of repurchased shares	476,491	—	2,857	—	(720)	2,137	—
Stock-based compensation	80,900	—	9,845	—	—	9,845	—
Balances at October 31, 2024	963,524,402	96	1,133,687	(144,739)	6,907,268	7,896,312	23,634
Net income (loss)	—	—	—	—	387,400	387,400	(859)
Currency translation adjustment	—	—	—	(26,821)	—	(26,821)	—
Exercise of stock options, net of repurchased shares	2,296,400	1	29,976	—	(1,764)	28,213	—
Stock-based compensation	69,085	—	8,749	—	—	8,749	—
Shares issued for Employee Stock Purchase Plan	163,279	—	7,404	—	—	7,404	—
Balances at January 31, 2025	966,053,166	97	1,179,816	(171,560)	7,292,904	8,301,257	22,775
Net income (loss)	—	—	—	—	406,609	406,609	(1,271)
Currency translation adjustment	—	—	—	58,260	—	58,260	—
Exercise of stock options, net of repurchased shares	726,815	—	7,338	—	(874)	6,464	—
Stock-based compensation	32,680	—	8,603	—	—	8,603	—
Balances at April 30, 2025	966,812,661	$97	$1,195,757	$(113,300)	$7,698,639	$8,781,193	$21,504

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended April 30,
(In thousands)	2026	2025
Cash flows from operating activities:
Net income	$1,153,570	$1,153,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt cost	168,799	163,642
Allowance for credit losses	1,634	153
Equity in (earnings) losses of unconsolidated affiliates	(390)	(135)
Stock-based compensation	29,013	28,905
Loss (gain) on sale of property and equipment	1,665	(1,041)
Deferred income taxes	8,274	67
Changes in operating assets and liabilities:
Accounts receivable	(57,293)	(1,916)
Vehicle pooling costs	(1,182)	14,944
Inventories	(9,442)	(180)
Prepaid expenses, other current and non-current assets	(11,519)	(935)
Operating lease right-of-use assets and lease liabilities	853	915
Accounts payable and accrued liabilities	(5,479)	56,060
Deferred revenue	2,839	1,961
Income taxes receivable	(128)	1
Income taxes payable	(34,263)	(54,222)
Net cash provided by operating activities	1,246,951	1,361,274
Cash flows from investing activities:
Purchases of property and equipment	(258,553)	(481,349)
Assets and liabilities acquired in connection with acquisition	(4,747)	(1,213)
Proceeds from sale of property and equipment	11,077	4,533
Purchases of held to maturity securities	(845,570)	(2,017,843)
Proceeds from held to maturity securities	2,035,000	1,940,000
Investment in unconsolidated affiliate	(3,737)	(3,177)
Net cash provided by (used in) investing activities	933,470	(559,049)
Cash flows from financing activities:
Proceeds from the exercise of stock options	14,162	40,171
Proceeds from the issuance of Employee Stock Purchase Plan shares	7,460	7,404
Repurchases of common stock	(1,632,537)	-
Payments for employee stock-based tax withholdings	(2,762)	(3,358)
Debt issuance costs	(1,534)	-
Payments of finance lease obligations	(11)	(44)
Net cash (used in) provided by financing activities	(1,615,222)	44,173
Effect of foreign currency translation	8,412	5,990
Net increase in cash, cash equivalents, and restricted cash	573,611	852,388
Cash, cash equivalents, and restricted cash at beginning of period	2,780,531	1,514,111
Cash, cash equivalents, and restricted cash at end of period	$3,354,142	$2,366,499
Supplemental disclosure of cash flow information:
Interest paid	$1,628	$1,972
Income taxes paid, net of refunds	$315,537	$318,989
Purchase of property and equipment through settlement of deposit	$2,850	$64,050

The accompanying notes are an integral part of these consolidated financial statements.

Copart, Inc.

Notes to Consolidated Financial Statements

April 30, 2026

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

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature considered necessary for fair presentation of the Company’s financial position as of April 30, 2026 and July 31, 2025, its consolidated statements of income, comprehensive income, changes in redeemable noncontrolling interests and stockholders’ equity for the three and nine months ended April 30, 2026 and 2025, and its cash flows for the nine months ended April 30, 2026 and 2025. These consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2025 (the "2025 Form 10-K"). The consolidated financial statements of the Company include the accounts of the parent company, its wholly-owned subsidiaries and affiliates in which the Company holds a controlling financial interest as of the financial statement date.

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

The amounts recorded for financial instruments in the Company’s consolidated financial statements, which included cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximated their fair values as of April 30, 2026 and July 31, 2025, due to the short-term nature of those instruments and are classified within Level II of the fair value hierarchy. Cash equivalents are classified within Level II of the fair value hierarchy because they are valued using quoted market prices of the underlying investments. Held to maturity investments are classified within Level I of the fair value hierarchy because they are valued at quoted prices for identical assets that are traded in active markets. See NOTE 3 – Fair Value Measurements.

Redeemable Noncontrolling Interest

Redeemable noncontrolling interest represents a 20% noncontrolling ownership in Purple Wave, Inc., a consolidated subsidiary of the Company. Redeemable noncontrolling interests are presented outside of permanent equity on the consolidated balance sheet as they are redeemable by the holders of the noncontrolling interest and the redemption is outside the control of the Company. The redeemable noncontrolling interests were initially recorded at their issuance date fair value of $25.2 million. We record the carrying amount of the redeemable noncontrolling interests at the greater of (i) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss and its share of other comprehensive income or loss, and dividends or (ii) the redemption value. For interests that are redeemable in the future, we recognize changes in the redemption value immediately as they occur. Shares are redeemable at adjusted fair value from the third anniversary of the acquisition through the 10th anniversary of the acquisition, and are redeemable at fair value thereafter.

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

The Company had held to maturity securities comprised of U.S. Treasury Bills as of April 30, 2026 and July 31, 2025. These investments were classified as held to maturity as the Company had the intent and ability to hold these investments until they matured. The table below shows the amortized cost, associated gross unrealized gains and associated fair value of held to maturity securities.

(In thousands)	April 30, 2026
	Amortized Cost	Gross Unrealized Gains	Fair Value
Investment in held to maturity securities	$845,570	$878	$846,448

(In thousands)	July 31, 2025
	Amortized Cost	Gross Unrealized Gains	Fair Value
Investment in held to maturity securities	$2,008,539	$15,575	$2,024,114

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

Borrowings under the 2026 Credit Agreement bear interest based on the Company’s option, either (1) the applicable fixed rate plus 0.75% to 1.125% or (2) the daily rate plus 0.0% to 0.125%, in each case, depending on the Company’s consolidated total net leverage ratio. Additionally, the unused revolving commitments under the 2026 Credit Agreement are subject to the payment of a customary commitment fee at a range of 0.05% to 0.125%, depending on the Company’s consolidated total net leverage ratio. As of April 30, 2026, the unused capacity of $1,228 million was available to us.

The 2026 Credit Agreement contains representations and warranties, conditions, and covenants. As of April 30, 2026, we were in compliance with these financial covenants.

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

NOTE 3 – Fair Value Measurements

The following table summarizes the carrying values and fair values of the Company’s financial instruments that were not carried at fair value in the consolidated balance sheets:

	April 30, 2026		July 31, 2025
(In thousands)	Carrying Value Total	Fair Value Total	Carrying Value Total	Fair Value Total
Assets
Cash equivalents	$2,667,594	$2,672,268	$2,196,593	$2,204,512
Investment in held to maturity securities	845,570	846,448	2,008,539	2,024,114
Total Assets	$3,513,164	$3,518,716	$4,205,132	$4,228,626

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

During the nine months ended April 30, 2026, no transfers were made between any levels within the fair value hierarchy.

NOTE 4 – Net Income Per Share

The table below reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2026	2025	2026	2025
Weighted average common shares outstanding	936,293	966,234	957,280	964,702
Effect of dilutive securities	6,477	11,855	7,935	12,783
Weighted average common and dilutive potential common shares outstanding	942,770	978,089	965,215	977,485

There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive net income per share calculation were 3,461,086 and 1,125,915 options to purchase the Company’s common stock and restricted stock for the three months ended April 30, 2026 and 2025, respectively, and 8,203,775 and 3,366,467 options to purchase the Company’s common stock and restricted stock for the nine months ended April 30, 2026 and 2025, respectively, because their inclusion would have been anti-dilutive.

NOTE 5 – Stock-based Compensation

Refer to Note 12 - Stockholders’ Equity of the Notes to the Consolidated Financial Statements in our 2025 Form 10-K for further description of the various types of stock-based compensation awards, their valuations and their award terms. The table below sets forth the stock-based compensation recognized by the Company for stock options, restricted stock awards ("RSA"), restricted stock unit awards ("RSU"), and performance stock units ("PSU"):

	Three Months Ended April 30,		Nine Months Ended April 30,
(In thousands)	2026	2025	2026	2025
General and administrative	$7,583	$7,018	$22,816	$23,107
Facility operations	1,880	2,155	6,197	5,798
Total stock-based compensation	$9,463	$9,173	$29,013	$28,905

The Company grants stock option awards that vest based on time or time and market conditions. For stock option awards that vest based on time, the Company recognizes compensation expense on a straight-line basis over the requisite service period of five years. For stock option awards that vest based on time and market conditions, the Company recognizes compensation expense using the accelerated attribution method over each vesting tranche of the award. These options will become exercisable over five years, subject to continued service by the executive. Separate and apart from the time-based vesting schedule, the options are also subject to a market condition requiring the trading price of the Company's common stock on the Nasdaq Global Select Market to be greater than or equal to 125% of the exercise price of the options, determined both (i) at the time of any exercise, and (ii) based on the closing price on each of the twenty consecutive trading days preceding the date of any exercise. The exercise price of the options is equivalent to the closing price of the Company’s common stock on the grant date. The fair value of the awards is determined at the grant date using either a Lattice or Monte Carlo model, risk-free interest rates ranging from 0.71% to 4.37%, estimated volatility ranging from 25.2% to 29.8%, and no expected dividends. The Company recognized $0.6 million and $0.8 million in compensation expense related to these awards for the three months ended April 30, 2026 and 2025, and $1.8 million and $3.1 million in compensation expense related to these awards for the nine months ended April 30, 2026 and 2025, respectively.

The following is a summary of activity for the Company’s stock options for the nine months ended April 30, 2026:

	Time Based		Time and Market Condition Based
(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding as of July 31, 2025	12,487	$21.61	5,995	$24.70
Grants of options	746	44.56	75	46.57
Exercises	(1,345)	10.53	—	—
Forfeitures or expirations	(476)	47.95	—	—
Outstanding as of April 30, 2026	11,412	$23.32	6,070	$24.97
Exercisable as of April 30, 2026	10,354	$21.32	5,596	$24.06

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

The following is a summary of activity for the Company’s RSA, RSU and PSU awards for the nine months ended April 30, 2026:

(In thousands, except per share data)	Restricted and Performance Shares	Weighted Average Grant Date Fair Value
Outstanding as of July 31, 2025	1,778	$48.93
Grants	596	45.05
Vested	(208)	40.15
Forfeitures or expirations	(245)	49.84
Outstanding as of April 30, 2026	1,921	$47.77

NOTE 6 – Stock Repurchases

On September 22, 2011, the Company’s Board of Directors approved a 320 million share increase in the stock repurchase program, bringing the total current authorization to 784 million shares. The repurchases may be effected through solicited or unsolicited transactions in privately negotiated transactions or in the open market, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time. The Company repurchased 43,433,164 shares of its common stock during the nine months ended April 30, 2026 at a weighted average price of $37.63 per share totaling $1,632.5 million. The Company did not repurchase any common stock under the program during the nine months ended April 30, 2025. As of April 30, 2026, the total number of shares repurchased under the program was 502 million, and subject to applicable limitations under Delaware law, 282 million shares were available for repurchase under the program.

NOTE 7 – Income Taxes

The Company’s effective income tax rates were 19.4% and 18.6% for the nine months ended April 30, 2026 and 2025, respectively, which differs from the U.S. statutory rate of 21% primarily due to state income taxes, deduction for Foreign Derived Intangible Income, and excess tax benefits associated with equity-based compensation. The recognition of excess tax benefits from the exercise of employee stock options was $1.7 million and $6.3 million for the three months ended April 30, 2026 and 2025, respectively, and $7.5 million and $34.8 million for the nine months ended April 30, 2026 and 2025, respectively.

NOTE 8 – Recent Accounting Pronouncements

Pending

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topics 740): Improvements to Income Tax Disclosures to expand the disclosure requirements for income taxes, primarily related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. Management is currently evaluating this ASU to determine its impact on the Company's disclosures.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. ASU 2025-06 is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted and may be applied prospectively, retrospectively, or modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption. Management is currently evaluating this ASU to determine its impact on the Company's consolidated results of operations and financial position.

NOTE 9 – Legal Proceedings

The Company is subject to threats of litigation and is involved in actual litigation and damage claims arising in the ordinary course of business, such as actions related to injuries, property damage, contract disputes, and handling or disposal of vehicles. In addition, from time to time, the Company receives communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which the Company operates. Except as otherwise noted in this Note 9, there are no material pending legal proceedings to which the Company is a party, or with respect to which any of the Company’s property is subject.

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

The U.S. Department of Justice ("DOJ") is conducting an ongoing investigation into potential violations by the Company of certain money laundering laws related to its practices and procedures for preventing and detecting money-laundering activity by its auction platform members. In connection with this investigation, the Company received a letter from the DOJ in October 2023 in which the DOJ indicated the Company may have exposure as a result of potential violations of such money laundering statutes and regulations. The Company is cooperating with the DOJ’s investigation. At this time, we are unable to predict the duration, scope, or result of any potential governmental, criminal, or civil proceeding that may result, the imposition of fines and penalties, and/or other remedies, and as a result, are unable to predict the range of possible loss.

NOTE 10 – Segments and Other Geographic Reporting

The Company’s U.S. and International regions are considered two separate operating segments and are disclosed as two reportable segments. The segments represent geographic areas and reflect how the chief operating decision maker, or "CODM", the Company's Chief Executive Officer, allocates resources and measures results. The Company's CODM evaluates the performance of its reportable segments and allocates resources based on segment Operating Income. This measure is used to assess profitability, guide decisions regarding capital investment, and evaluate the performance of segment leadership.

The following table presents financial information by segment. The specific line items in the tables represent the significant segment expenses reviewed by the CODM:

	Three Months Ended April 30, 2026			Three Months Ended April 30, 2025
(In thousands)	United States	International	Total	United States	International	Total
Service revenues	$895,464	$160,616	$1,056,080	$898,625	$136,211	$1,034,836
Vehicle sales	107,398	73,588	180,986	107,832	69,048	176,880
Total service revenues and vehicle sales	1,002,862	234,204	1,237,066	1,006,457	205,259	1,211,716
Facility operations	419,714	84,476	504,190	412,895	76,840	489,735
Cost of vehicle sales	99,024	61,253	160,277	113,853	55,861	169,714
General and administrative	93,679	14,638	108,317	87,244	13,478	100,722
Operating income	$390,445	$73,837	$464,282	$392,465	$59,080	$451,545

Depreciation and amortization, excluding debt issuance costs	$50,259	$8,724	$58,983	$46,461	$7,955	$54,416
Interest income, net	35,439	3,374	38,813	39,262	3,514	42,776
Capital expenditures and acquisitions	75,213	5,733	80,946	62,906	7,561	70,467

	Nine Months Ended April 30, 2026			Nine Months Ended April 30, 2025
(In thousands)	United States	International	Total	United States	International	Total
Service revenues	$2,570,465	$429,511	$2,999,976	$2,626,745	$385,708	$3,012,453
Vehicle sales	306,631	207,163	513,794	302,097	207,311	509,408
Total service revenues and vehicle sales	2,877,096	636,674	3,513,770	2,928,842	593,019	3,521,861
Facility operations	1,213,549	245,560	1,459,109	1,255,336	221,001	1,476,337
Cost of vehicle sales	285,356	166,896	452,252	282,946	172,653	455,599
General and administrative	271,301	47,422	318,723	267,142	38,660	305,802
Operating income	$1,106,890	$176,796	$1,283,686	$1,123,418	$160,705	$1,284,123

Depreciation and amortization, excluding debt issuance costs	$142,497	$25,915	$168,412	$138,831	$23,411	$162,242
Interest income, net	132,492	9,813	142,305	122,254	6,816	129,070
Capital expenditures and acquisitions	205,546	57,754	263,300	428,035	54,527	482,562

	April 30, 2026			July 31, 2025
(In thousands)	United States	International	Total	United States	International	Total
Total assets	$8,227,203	$1,421,833	$9,649,036	$8,834,063	$1,256,839	$10,090,902
Goodwill	390,422	132,281	522,703	390,422	127,357	517,779

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion, which presents Copart Inc.'s (“Copart,” the “Company,” “our,” "us” or “we”) results for periods occurring in the fiscal year ending July 31, 2026 and the fiscal year ended July 31, 2025, should be read in conjunction with our Consolidated Financial Statements as of and for the nine months ended April 30, 2026, and the accompanying notes included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, as well as our Consolidated Financial Statements as of and for the year ended July 31, 2025, the accompanying notes and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2025 (the "2025 Form 10-K").

Results of Operations

The following table shows certain data from our consolidated statements of income expressed as a percentage of total service revenues and vehicle sales for the three and nine months ended April 30, 2026 and 2025:

	Three Months Ended April 30,		Nine Months Ended April 30,
(In percentages)	2026	2025	2026	2025
Service revenues and vehicle sales:
Service revenues	85%	85%	85%	86%
Vehicle sales	15%	15%	15%	14%
Total service revenues and vehicle sales	100%	100%	100%	100%

Operating expenses:
Facility operations	40%	41%	41%	42%
Cost of vehicle sales	13%	14%	13%	13%
General and administrative	9%	8%	9%	9%
Total operating expenses	62%	63%	63%	64%
Operating income	38%	37%	37%	36%
Other income (expense)	3%	4%	4%	4%
Income before income taxes	41%	41%	41%	40%
Income taxes	8%	8%	8%	7%
Net income	33%	33%	33%	33%

Comparison of the three and nine months ended April 30, 2026 and 2025

The following table presents a comparison of service revenues for the three and nine months ended April 30, 2026 and 2025:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2026	2025	Change	% Change	2026	2025	Change	% Change
Service revenues
United States	$895,464	$898,625	$(3,161)	(0.4)%	$2,570,465	$2,626,745	$(56,280)	(2.1)%
International	160,616	136,211	$24,405	17.9%	429,511	385,708	$43,803	11.4%
Total service revenues	$1,056,080	$1,034,836	$21,244	2.1%	$2,999,976	$3,012,453	$(12,477)	(0.4)%

Service Revenues. The increase in service revenues during the three months ended April 30, 2026 of $21.2 million, or 2.1%, as compared to the same period last year resulted from (i) a decrease in the U.S. of $(3.2) million and (ii) an increase in International of $24.4 million. The decrease in the U.S. compared to the same period last year was primarily driven by a decrease in volume, partially offset by an increase in revenue per car. The growth in International, after excluding positive fluctuations in currency exchange rates of $8.7 million, was driven primarily by an increase in volume and an increase in revenue per car.

The decrease in service revenues during the nine months ended April 30, 2026 of $(12.5) million, or (0.4)%, as compared to the same period last year resulted from (i) a decrease in the U.S. of $(56.3) million and (ii) an increase in International of $43.8 million. The decrease in the U.S. compared to the same period last year was primarily related to the one-time revenue associated with hurricanes Helene and Milton recognized in fiscal year 2025 offset by an increase in revenue per car. The growth in International, after excluding positive fluctuations in currency exchange rates of $20.9 million, was driven primarily by an increase in revenue per car and an increase in volume.

The following table presents a comparison of vehicle sales for the three and nine months ended April 30, 2026 and 2025:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2026	2025	Change	% Change	2026	2025	Change	% Change
Vehicle sales
United States	$107,398	$107,832	$(434)	(0.4)%	$306,631	$302,097	$4,534	1.5%
International	73,588	69,048	$4,540	6.6%	$207,163	207,311	$(148)	(0.1)%
Total vehicle sales	$180,986	$176,880	$4,106	2.3%	$513,794	$509,408	$4,386	0.9%

Vehicle Sales. The increase in vehicle sales for the three months ended April 30, 2026 of $4.1 million, or 2.3%, as compared to the same period last year, resulted from (i) a decrease in the U.S. of $(0.4) million and (ii) an increase in International of $4.5 million. The decrease in the U.S. was primarily driven by a decrease in volume, offset by an increase in revenue per car, which was due to a change in mix of vehicles sold. The increase in International, after excluding positive fluctuations in currency exchange rates of $4.4 million, was primarily driven by an increase in revenue per car, which was due to a change in mix of vehicles sold.

The increase in vehicle sales for the nine months ended April 30, 2026 of $4.4 million, or 0.9%, as compared to the same period last year, resulted from (i) an increase in the U.S. of $4.5 million and (ii) a decrease in International of $(0.1) million. The increase in the U.S. was primarily driven by an increase in revenue per car, which was due to a change in mix of vehicles sold, offset by a decrease in volume. The decrease in International, after excluding positive fluctuations in currency exchange rates of $12.0 million, was primarily driven by a decrease in volume related to sellers switching to a consignment model marginally offset by an increase in revenue per car, which was due to a change in mix of vehicles sold.

The following table presents a comparison of facility operations expenses for the three and nine months ended April 30, 2026 and 2025:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2026	2025	Change	% Change	2026	2025	Change	% Change
Facility operations expenses
United States	$419,714	$412,895	$6,819	1.7%	$1,213,549	$1,255,336	$(41,787)	(3.3)%
International	84,476	76,840	7,636	9.9%	245,560	221,001	24,559	11.1%
Total facility operations expenses	$504,190	$489,735	$14,455	3.0%	$1,459,109	$1,476,337	$(17,228)	(1.2)%

Facility operations expenses, excluding depreciation and amortization
United States	$376,160	$372,432	$3,728	1.0%	$1,090,719	$1,133,390	$(42,671)	(3.8)%
International	76,037	69,140	6,897	10.0%	220,480	198,344	22,136	11.2%

Facility depreciation and amortization
United States	$43,554	$40,463	$3,091	7.6%	$122,830	$121,946	$884	0.7%
International	8,439	7,700	739	9.6%	25,080	22,657	2,423	10.7%

Facility Operations Expenses. The increase in facility operations expense for the three months ended April 30, 2026 of $14.5 million, or 3.0%, as compared to the same period last year resulted from (i) an increase in the U.S. of $6.8 million, and (ii) an increase in International of $7.6 million. The increase in the U.S. compared to the same period last year was primarily due to increases in subhaul, labor, and insurance offset by a decrease in deferred vehicle costs and facility repair costs. The increase in International, after excluding negative fluctuations in currency exchange rates of $(4.5) million, was the result of an increase in the cost to process a car. Included in facility operations expenses were depreciation and amortization expenses. The increase in facility operations depreciation and amortization expenses during the three months ended April 30, 2026 as compared to the same period last year resulted primarily from depreciating new and expanded facilities placed into service in the U.S. and International.

The decrease in facility operations expense for the nine months ended April 30, 2026 of $(17.2) million, or (1.2)%, as compared to the same period last year resulted from (i) a decrease in the U.S. of $(41.8) million, and (ii) an increase in International of $24.6 million. The decrease in the U.S. compared to the same period last year was related to one-time costs associated with hurricanes Helene and Milton recognized in fiscal year 2025 offset by increases in subhaul, insurance, and bank charges. The increase in International, after excluding negative fluctuations in currency exchange rates of $(12.2) million, was the result of an increase in the cost to process a car. Included in facility operations expenses were depreciation and amortization expenses. The increase in facility operations depreciation and amortization expenses during the nine months ended April 30, 2026 as compared to the same period last year resulted primarily from depreciating new and expanded facilities placed into service in the U.S. and International.

The following table presents a comparison of cost of vehicle sales for the three and nine months ended April 30, 2026 and 2025:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2026	2025	Change	% Change	2026	2025	Change	% Change
Cost of vehicle sales
United States	$99,024	$113,853	$(14,829)	(13.0)%	$285,356	$282,946	$2,410	0.9%
International	61,253	55,861	5,392	9.7%	166,896	172,653	(5,757)	(3.3)%
Total cost of vehicle sales	$160,277	$169,714	$(9,437)	(5.6)%	$452,252	$455,599	$(3,347)	(0.7)%

Cost of Vehicle Sales. The decrease in cost of vehicle sales for the three months ended April 30, 2026 of $(9.4) million, or (5.6)%, as compared to the same period last year resulted from (i) a decrease in the U.S. of $(14.8) million and (ii) an increase in International of $5.4 million. The decrease in the U.S. was primarily the result of a decrease in volume, offset by an increase in average purchase price due to a change in mix of vehicles sold. The increase in International, after excluding the negative fluctuations of currency exchange rates of $(3.9) million, was primarily due to an increase in average purchase price due to a change in mix of vehicles sold.

The decrease in cost of vehicle sales for the nine months ended April 30, 2026 of $(3.3) million, or (0.7)%, as compared to the same period last year resulted from (i) an increase in the U.S. of $2.4 million and (ii) a decrease in International of $(5.8) million. The increase in the U.S. was primarily the result of a change in the mix of vehicles sold, offset by a decrease in volume. The decrease in International, after excluding the negative fluctuations of currency exchange rates of $(10.2) million, was primarily due to a decrease in volume related to sellers switching to a consignment model, combined with a change in the mix of vehicles sold.

The following table presents a comparison of general and administrative expenses for the three and nine months ended April 30, 2026 and 2025:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2026	2025	Change	% Change	2026	2025	Change	% Change
General and administrative expenses
United States	$93,679	$87,244	$6,435	7.4%	$271,301	$267,142	$4,159	1.6%
International	14,638	13,478	1,160	8.6%	47,422	38,660	8,762	22.7%
Total general and administrative expenses	$108,317	$100,722	$7,595	7.5%	$318,723	$305,802	$12,921	4.2%

General and administrative expenses, excluding depreciation and amortization
United States	$86,974	$81,247	$5,727	7.0%	$251,634	$250,257	$1,377	0.6%
International	14,353	13,222	1,131	8.6%	46,587	37,906	8,681	22.9%

General and administrative depreciation and amortization
United States	$6,705	$5,997	$708	11.8%	$19,667	$16,885	$2,782	16.5%
International	285	256	29	11.3%	835	754	81	10.7%

General and Administrative Expenses. The increase in general and administrative expenses for the three months ended April 30, 2026 of $7.6 million, or 7.5%, as compared to the same period last year resulted from (i) an increase in the U.S. of $6.4 million and (ii) an increase in International of $1.2 million. Excluding depreciation and amortization, the increase in the U.S. of $5.7 million resulted primarily from an increase in labor, third party outside service, advertising, and insurance. The increase in International of $1.1 million, after excluding the negative fluctuations in currency exchange rates of $(1.0) million, resulted primarily from an increase in labor, and stock-based compensation, offset by a decrease in taxes. Depreciation and amortization expenses for the three months ended April 30, 2026 as compared to the same period last year increased as a result of the addition of technology assets being placed in service in the U.S. and International.

The increase in general and administrative expenses for the nine months ended April 30, 2026 of $12.9 million, or 4.2%, as compared to the same period last year resulted from (i) an increase in the U.S. of $4.2 million and (ii) an increase in International of $8.8 million. Excluding depreciation and amortization, the increase in the U.S. of $1.4 million resulted primarily from an increase in labor, insurance, and third party outside services offset by decreases in legal, compliance, and stock-based compensation. The increase in International of $8.7 million, after excluding the negative fluctuations in currency exchange rates of $(2.8) million, resulted primarily from an increase in labor, stock-based compensation, and third party outside services (including consulting and legal), offset by a decrease in taxes. Depreciation and amortization expenses for the nine months ended April 30, 2026 as compared to the same period last year increased as result of the addition of technology assets being placed in service in the U.S. and International.

The following table summarizes total other income (expense) for the three and nine months ended April 30, 2026 and 2025:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2026	2025	Change	% Change	2026	2025	Change	% Change
Total other income	$37,812	$51,259	$(13,447)	(26.2)%	$146,580	$133,050	$13,530	10.2%

Other Income (Expense). The decrease in total other income for the three months ended April 30, 2026 of $(13.4) million, or (26.2)%, as compared to the same period last year was due to lower interest income earned from U.S. Treasury Bills, and realized and unrealized currency gains.

The increase in total other income for the nine months ended April 30, 2026 of $13.5 million, or 10.2%, as compared to the same period last year was due to higher interest income earned from U.S. Treasury Bills, realized and unrealized currency gains, and gain on sale of fixed assets.

The following table summarizes income taxes for the three and nine months ended April 30, 2026 and 2025:

	Three Months Ended April 30,				Nine Months Ended April 30,
(In thousands)	2026	2025	Change	% Change	2026	2025	Change	% Change
Income taxes	$100,701	$97,466	$3,235	3.3%	$276,696	$264,118	$12,578	4.8%

Income Taxes. See the Note to Unaudited Consolidated Financial Statements, NOTE 7 – Income Taxes in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

The following table presents a comparison of key components of our liquidity and capital resources at April 30, 2026 and July 31, 2025 and for the nine months ended April 30, 2026 and 2025, respectively, excluding additional funds available to us through our 2026 Credit Agreement:

(In thousands)	April 30, 2026	July 31, 2025	Change	% Change
Cash, cash equivalents, and restricted cash	$3,354,142	$2,780,531	$573,611	20.6%
Working capital	4,531,414	5,071,347	(539,933)	(10.6)%

	Nine Months Ended April 30,
(In thousands)	2026	2025	Change	% Change
Operating cash flows	$1,246,951	$1,361,274	$(114,323)	(8.4)%
Investing cash flows	933,470	(559,049)	1,492,519	(267.0)%
Financing cash flows	(1,615,222)	44,173	(1,659,395)	(3756.6)%

Capital expenditures and acquisitions	$(263,300)	$(482,562)	$219,262	(45.4)%

Cash, cash equivalents, and restricted cash and working capital increased $573.6 million and decreased $(539.9) million at April 30, 2026, respectively, as compared to July 31, 2025. Cash, cash equivalents, and restricted cash increased due to cash generated from operations, maturity of held to maturity securities as a result of maximizing our return on U.S. Treasury Bills, not fully offset by capital expenditures and the repurchase of common stock as part of our stock repurchase program. Working capital decreased primarily due to the use of cash for shares repurchases, and timing of cash payments, partially offset by cash generated from operations and timing of cash receipts. Cash equivalents consisted of bank deposits, U.S. Treasury Bills, and funds invested in money market accounts, which bear interest at variable rates.

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

We believe that our currently available cash and cash equivalents and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for the foreseeable future. We expect to acquire or develop additional locations and expand some of our current facilities in the foreseeable future. We may raise additional cash through drawdowns on our 2026 Credit Agreement or potentially issue equity to fund this expansion. Although the timing and magnitude of growth through expansion and acquisitions are not predictable, the opening of new greenfield facilities is contingent upon our ability to locate property that (i) is in an area in which we have a need for more capacity; (ii) has adequate size given the capacity needs; (iii) has the appropriate shape and topography for our operations; (iv) is reasonably close to a major road or highway; and (v) most importantly, has the appropriate zoning for our business.

As of April 30, 2026, $391.9 million of the $3.4 billion of cash, cash equivalents, and restricted cash was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., the repatriation of these funds could be subject to the foreign withholding tax. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not require repatriation to fund our U.S. operations.

Net cash provided by operating activities decreased for the nine months ended April 30, 2026 as compared to the same period in 2025 as a result of changes in operating assets and liabilities. The changes in operating assets and liabilities were primarily the result of an increase in cash used due to an increase in accounts receivable of $55.4 million, an increase in vehicle pooling costs of $16.1 million and a decrease in accounts payable of $61.5 million.These changes were offset by cash provided by a decrease in income tax payable of $20.0 million.

Net cash provided by investing activities increased for the nine months ended April 30, 2026 as compared to the same period in 2025 due primarily to an increase in proceeds from maturing held to maturity securities, a decrease in purchases of held to maturity securities, proceeds from the sale of equipment, and a decrease in capital expenditures. Our capital expenditures are primarily related to lease buyouts of certain facilities, acquiring land, opening and improving facilities, capitalized software development costs for new software for internal use and major software enhancements, and acquiring facility equipment. We continue to develop, expand and invest in new and existing facilities.

Net cash used in financing activities increased for the nine months ended April 30, 2026 as compared to the same period in 2025 primarily due to repurchases of common stock as part of our stock repurchase program.

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

Borrowings under the 2026 Credit Agreement bear interest based on the Company’s option, either (1) the applicable fixed rate plus 0.75% to 1.125% or (2) the daily rate plus 0.0% to 0.125%, in each case, depending on the Company’s consolidated total net leverage ratio. Additionally, the unused revolving commitments under the 2026 Credit Agreement are subject to the payment of a customary commitment fee at a range of 0.05% to 0.125%, depending on the Company’s consolidated total net leverage ratio. As of April 30, 2026, the unused capacity of $1,228 million was fully available to us.

The 2026 Credit Agreement contains representations and warranties, conditions, and covenants. As of April 30, 2026, we were in compliance with these financial covenants.

In connection with entering into the 2026 Credit Agreement, the Company incurred $1.5 million in costs, which were capitalized as debt issuance fees. The debt issuance cost is amortized to interest expense over the term of the debt instrument and is included in other assets on the consolidated balance sheet.

Stock Repurchases

On September 22, 2011, our Board of Directors approved a 320 million share increase in our stock repurchase program, bringing the total current authorization to 784 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market, including under plans complying with Rule 10b5-1, or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. We repurchased 43,433,164 shares of our common stock under the program during the nine months ended April 30, 2026 at a weighted average price of $37.63 per share totaling $1,632.5 million. We did not repurchase any common stock under the program during the nine months ended April 30, 2025. As of April 30, 2026, the total number of shares repurchased under the program was 502 million, and subject to applicable limitations under Delaware law, 282 million shares were available for repurchase under the program.

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

Contractual Obligations and Commitments

There have been no material changes during the nine months ended April 30, 2026 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

In the ordinary course of business, we make changes to our systems and processes to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems and automating manual processes. In the first quarter of fiscal 2025, we began implementing a new financial system, which will be completed in stages. The first stage of the system implementation included our member billing in the United States which is now complete. The second stage consists of seller billing in the United States and is in the development stage. This new financial system is a significant component of our internal control over financial reporting. We will continue to implement our new financial system, in stages, and each implementation will become a significant component of our internal control over financial reporting.

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

Although no single customer accounted for more than 10% of our consolidated revenues during nine months ended April 30, 2026, a limited number of vehicle sellers historically have collectively accounted for a substantial portion of our revenues. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected revenues in those markets. There can be no assurance that our existing agreements will not be canceled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

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

Our executive officers, directors and their affiliates beneficially own, in the aggregate, more than 10% of our issued and outstanding common stock as of April 30, 2026. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our amended and restated certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table sets forth information concerning the number of shares of our common stock purchased by us during the three months ended April 30, 2026:

Period	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program(1)
Balance at January 31, 2026	5,480,191	$39.82	5,480,191	320,323,017
February 1, 2026 through February 28, 2026	22,377,862	$37.01	22,377,862	297,945,155
March 1, 2026 through March 31, 2026	15,575,111	$37.69	15,575,111	282,370,044
April 1, 2026 through April 30, 2026	—	$—	—	282,370,044

(1) Our stock repurchase program was announced on February 20, 2003. On September 22, 2011, our board of directors approved a 320 million share increase in our stock repurchase program, bringing the total current authorization to 784 million shares. The repurchases may be effected through solicited or unsolicited transactions in privately negotiated transactions or in the open market, including under plans complying with Rule 10b5-1 under the Exchange Act. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as the Company deems appropriate and may be discontinued at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ended April 30, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

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

Date: May 28, 2026