Form 10-K
period 2026-07-31
COPART INC
filed 2026-09-29
CIK 900075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2026

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

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant as of January 31, 2026 (the last business day of the registrant’s most recently completed second fiscal quarter) was $35,722,169,296 based upon the closing sales price reported for such date on the NASDAQ Global Select Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

As of September 25, 2026, 926,330,452 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, also referred to in this Annual Report on Form 10-K as our Proxy Statement, which will be filed with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of July 31, 2026, have been incorporated by reference in Part III hereof. Except with respect to the information specifically incorporated by reference, the Proxy Statement is not deemed to be filed as a part hereof.

Copart, Inc.

Index to the Annual Report on Form 10-K

For the Fiscal Year Ended July 31, 2026

ii

PART I

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended July 31, 2026, or this Form 10-K, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “outlook,” “project,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” "could," "would," "target," "goal," “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These factors include those listed in Part I, Item 1A under the caption entitled “Risk Factors” in this Form 10-K and those discussed elsewhere in this Form 10-K. Unless the context otherwise requires, references in this Form 10-K to “Copart,” the “Company,” “we,” “us,” or “our” refer to Copart, Inc. We encourage investors to review these factors carefully together with the other matters referred to herein, as well as in the other documents we file with the Securities and Exchange Commission (the “SEC”). We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the SEC. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us.

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

We provide vehicle sellers with a full range of services to process and sell vehicles primarily over the internet through our Virtual Bidding Third Generation internet auction-style sales technology, which we refer to as VB3. Vehicle sellers consist primarily of insurance companies, but also include dealers, individuals, charities, rental car companies, banks, finance companies, and fleet operators. We obtained 79%, 81%, and 81% of the total number of vehicles processed during fiscal 2026, 2025, and 2024, respectively, from insurance company sellers. We sell the vehicles principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers, exporters, and to the general public. The majority of the vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss; not economically repairable by the insurance companies; or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. We offer vehicle sellers a full range of services that help expedite each stage of the vehicle sales process, minimize administrative and processing costs, and maximize the ultimate sales price through the online auction process.

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

For fiscal 2026, sales of U.S. vehicles, on a unit basis, to International members was 38.2% which represents 45.8% of overall gross transaction per vehicle.

We believe that we offer the highest level of service in the auction and vehicle remarketing industry and have established our leading market position by:

•
providing a virtual platform that facilitates seller access to buyers around the world, reducing towing and third-party storage expenses, offering a local presence for vehicle inspection stations, and providing prompt response to catastrophes and natural disasters by specially trained teams;
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

Historically, we believe our business has grown as a result of (i) acquisitions, (ii) increases in overall volume in the salvage car market, (iii) growth in market share, (iv) increases in the amount of revenue generated per sales transaction resulting from increases in the gross selling price and the addition of value-added services for both members and sellers, and (v) growth in non-insurance company sellers. For fiscal 2026, our revenues were $4.7 billion, and our operating income was $1.7 billion.

In fiscal 2024, we opened three new operational facilities in the U.K., two new operational facility in Spain, one new operational facility in Canada, and four new operational facilities in the U.S.

In fiscal 2025, we opened one new operational facility in the U.K., two new operational facilities in Spain, and three new operational facilities in the U.S.

In fiscal 2026, we opened two new operational facilities in Brazil, and seven new operational facilities in the U.S.

Our service revenues consist of auction and auction-related sales transaction fees charged for vehicle remarketing services. These auction and auction-related services may include a combination of the following: vehicle purchasing fees: vehicle listing fees; vehicle selling fees that can be based on a predetermined percentage of the vehicle sales price, tiered vehicle sales price fees, or at a fixed fee based on the sale of each vehicle regardless of the selling price of the vehicle; transportation fees for the cost of transporting the vehicle to our facility; title processing and preparation fees; vehicle storage fees; bidding fees; and vehicle loading fees. These fees are recognized as net revenue (not gross vehicle selling price) at the time of auction in the amount of such fees charged. Purchased vehicle revenue includes the gross sales price of the vehicles which we have purchased or are otherwise considered to own. We have certain contracts with insurance companies, primarily in the U.K., in which we act as a principal, purchasing vehicles and reselling them for our own account. We also purchase vehicles in the open market, primarily from individuals, and resell them for our own account.

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
•
the ability to respond to natural disasters;
•
geographic coverage;
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

Operating and Growth Strategy

Our growth strategy is to increase revenues and profitability by, among other things, (i) expanding our insurance vehicle remarketing business internationally; (ii) increasing our whole-car vehicle volumes and related services; (iii) developing and providing technology-enabled services to our vehicle sellers, buyers, and other customers. We intend to pursue these strategies through both organic growth, primarily within our core insurance business, and inorganically through the development or acquisition of complementary businesses and facilities. To implement these strategies, we intend to continue to do the following:

Expand Our International Insurance Business

Our strategy is to grow our insurance vehicle remarketing business internationally by leveraging our existing operating capabilities, technology platforms, global buyer network, and relationships with insurance companies. We may pursue this growth through the development or acquisition of facilities, entry into new markets, expansion of existing operations, and the establishment of additional relationships with global, national, and regional insurance companies.

Increase Whole-Car Volumes and Services in the United States

Our strategy is to grow our whole-car business by expanding relationships with vehicle sellers and developing services that support the remarketing of vehicles through wholesale channels. We seek to use our national operating footprint, marketplace technology, transportation capabilities, global buyer network, and vehicle-processing expertise to provide sellers with efficient and transparent disposition alternatives. To accomplish this strategy, it may include expanding services available to dealers, manufacturers, financial institutions, rental and fleet companies, and other vehicle sellers, and using technology to improve vehicle information, bidding, transaction processing, transportation coordination, and post-sale services. We also expect to evaluate opportunities to leverage our existing facilities and infrastructure to support additional whole-car volumes and related services. For example, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ACV Auctions Inc., a Delaware corporation (“ACV”), and Apple Merger Sub, Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”) to acquire all of ACV’s outstanding shares of common stock for $10.50 per share, net to the seller in cash, without interest, subject to any required withholding of taxes, and we expect to complete such acquisition by the end of the calendar year .

Develop Technology Services for Our Customers

Our strategy is to grow our technology services that improve the vehicle remarketing process for sellers, buyers, and other customers. These may include tools that provide real-time access to inventory, vehicle condition and sales data; facilitate digital vehicle assignment and claims processing; support transportation and title-related workflows; integrate seller systems with our platforms; improve pricing and valuation information; and provide reporting and analytics to assist customers in managing their vehicle portfolios.

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
•
mobile applications, which allow members to search, bid, create watch lists, join auctions, and bid in numerous languages from anywhere;

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
•
online payment capabilities via our ePay product, credit cards, and third-party financing programs;
•
email and text notifications available in numerous languages to potential buyers of vehicles that match desired characteristics;
•
sophisticated vehicle processing at storage sites, including digital imaging of each vehicle and the scanning of each vehicle’s title and other significant documents such as body shop invoices, all of which are available from us over the internet;
•
expedited process to assess total loss through our Total Loss Express 360 and Co.ai tools;
•
title procurement and loan payoff services offered through Title Express;
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

Our Business Segments

Our U.S. and International regions are considered two separate operating segments and are disclosed as two reportable segments. The segments represent geographic areas and reflect how the chief operating decision maker, or "CODM", the

Company's Chief Executive Officer, allocates resources and measures results. The Company's CODM evaluates the performance of its reportable segments and allocates resources based on segment Operating Income. This measure is used to assess profitability, guide decisions regarding capital investment, and evaluate the performance of segment leadership. For the year ended July 31, 2026, we generated 81.6 % of our revenue in our U.S. segment and 18.4 % in our international segment. Geographic information as well as comparative segment revenues and related financial information pertaining to the U.S. and International segments for the years ended July 31, 2026, 2025 and 2024 are presented in the tables in NOTE 14 — Segments and Other Geographic Reporting, to the Notes to Consolidated Financial Statements, which are included elsewhere in this Form 10-K.

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

Loan Payoff

We can obtain up-to-date loan payoff information electronically from hundreds of automotive lenders, including the remaining balance due and per diem on a vehicle loan, to expedite the loan payoff and title transfer process. We also coordinate loan payoff remittances on behalf of our sellers.

Flexible Vehicle Processing Programs

At the election of the seller, we sell vehicles pursuant to our Consignment Program, Percentage Incentive Program (“PIP”), or Purchase Program. Under each program we may provide merchandising services such as covering or taping openings to protect vehicle interiors from weather, washing vehicle exteriors, vacuuming vehicle interiors, cleaning and polishing dashboards and tires, making keys for drivable vehicles, and identifying drivable vehicles. We believe our merchandising efforts increase the sales prices of the vehicles, thereby increasing the return on vehicles to both vehicle sellers and us.

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

Membership Tiers

We now offer three tiers of membership: Guest, Basic, and Premier, except for Copart U.K. where we offer only Guest, and Basic.

Guest Member Benefits

Guest members can sign up for free to add their favorite vehicles to their Watchlist, set up Vehicle Alerts to get notified when we add specific vehicles they’re looking for and view our inventory from their desktop computer or mobile device via our mobile application.

Basic Member Benefits

Basic member benefits include:

•
view multiple online auctions in real-time (live);
•
bid on one vehicle at a time without a deposit, or up to five with a deposit;
•
save favorite searches; and
•
get access to member appreciation events.

Premier Member Benefits

Premier member benefits include all basic member benefits, as well as, the following:

•
bid on multiple vehicles at the same time;
•
get priority placement in phone and chat support;
•
access the Virtual Queue which provides expedited service at our locations; and
•
get a complimentary safety vest (one per membership year) and water bottle at our locations.

Sales

We process vehicles from hundreds of different vehicle sellers. No single customer accounted for more than 10% of our consolidated revenues for fiscal 2026, 2025, or 2024 and our business does not depend on any particular customer to remain profitable. We obtained 79%, 81%, and 81% of the total number of vehicles processed during fiscal 2026, 2025, or 2024, respectively, from insurance company sellers.

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

Employees from various facilities, support centers and offices around the world access the G2 platform to perform various activities like taking pictures, receiving of inventory vehicles, processing titles, accepting payments, etc. Members access the G2 Platform to search for, view, bid and pay for the vehicles. Sellers integrate their systems with Copart’s G2 Platform via B2B Application Programming Interface “APIs”. They also access G2 to assign vehicles, monitor the progression of a vehicle through the lot processing lifecycle, approve charges or bids and make and receive payments.

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

As of July 31, 2026, we had approximately 11,900 full and part-time employees, of which approximately 62% were located in the U.S. and 38% were located within our International segment.

Of the approximately 7,400 full and part-time employees based in the U.S, approximately 53% of them identify as male, 46% as female, and 1% are undisclosed. We also believe our U.S. workforce is ethnically diverse. As of July 31, 2026, our U.S. workforce consisted of approximately 46% individuals identifying as White, 6% as Hispanic or Latino, 14% as Black or African American, 6% as Asian, 3% as two or more races and 25% as other or as not disclosed.

Additionally, of the approximately 1,300 employees serving in the U.S. in management roles and above, up to and including executives, 62% identify as male and 38% identify as female.

Of the approximately 4,600 employees based within the International segment, approximately 63% of them identify as male and 37% as female. We also believe our International workforce is ethnically diverse. As of July 31, 2026, our International workforce consisted of approximately 43% individuals identifying as White, 41% as Asian, 2% as Black or African, 3% as Hispanic or Latino, 3% as two or more races, 8% as other or as not disclosed.

Additionally, of the approximately 400 employees serving Internationally in management roles and above, up to and including executives, 70% identify as male and 30% identify as female.

Our executive leadership team reflects our commitment to inclusion. As of July 31, 2026, among our three named executive officers (NEOs), our chief financial officer is a woman. Within our broader executive management team, comprised of 11 executives with “chief” designations, two c-level executives were women and four were ethnically diverse.

At Copart, our human resources function known as Human Resources, plays a vital role in creating a supportive and productive work environment for all employees. Our Human Resources department is dedicated to fostering a culture of growth, collaboration, and employee well-being with a “people first” mindset. We understand that our people are our most valuable asset, and our Human Resources team is committed to providing comprehensive support across various aspects of the employee employment.

We identify and attract top talent that aligns with our values and objectives. We carefully manage the recruitment process, from drafting job descriptions and posting vacancies to conducting interviews and making hiring decisions. We leverage online search tools, recruiting firms, employee referral programs and university recruiting. We offer a combination of competitive salaries, equity incentives, and bonus plans.

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

Once a new team member joins us, our Human Resources department works to provide for a seamless onboarding process, helping them integrate into our culture and hit the ground running.

The Human Resources team oversees performance management processes that help employees understand their goals and expectations. We facilitate regular performance discussions, feedback sessions, and goal setting to ensure alignment with our corporate objectives, driving a clear path to advancement.

We prioritize the well-being and satisfaction of our employees. We organize various engagement initiatives, including team-building events, wellness programs, and recognition efforts to celebrate achievements and milestones. We are dedicated to maintaining a positive and inclusive work environment where every employee feels valued and supported.

We provide comprehensive, benefits and compensation packages, ensuring that they remain competitive within the industry. We address inquiries about benefits, such as healthcare, retirement plans, and other rewards, to guarantee that our employees have access to the resources they need for a fulfilling work-life balance. Copart pays a sizable portion of the benefit premiums related to healthcare. Copart’s benefit plans are designed around health, financial security, life and education. These include a variety of medical plans, dental and vision coverage, and wellness programs in addition to external support networks.

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

Although no single customer accounted for more than 10% of our consolidated revenues for fiscal 2026, 2025, or 2024, a limited number of vehicle sellers historically have collectively accounted for a substantial portion of our revenues. Certain of our arrangements with vehicle sellers are non-exclusive and may be terminated or modified by the seller on limited notice or without cause, in each case subject to the terms of the applicable agreement. Vehicle sellers have terminated agreements with us in the past in particular markets, which has affected revenues in those markets. There can be no assurance that our existing agreements will not be canceled. Furthermore, there can be no assurance that we will be able to enter into future agreements with vehicle sellers or that we will be able to retain our existing supply of salvage vehicles. A reduction in vehicles from a significant vehicle seller or any material changes in the terms of an arrangement with a significant vehicle seller could have a material adverse effect on our consolidated results of operations and financial position. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

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
•
military conflicts, including those in Eastern Europe and the Middle East;
•
public health issues, such as epidemics, pandemics, and other public health emergencies;
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

Consumer concerns over the security of transactions conducted on the internet or the privacy of users may inhibit the growth of the internet and online commerce. To securely transmit confidential information such as customer credit card numbers, we rely on encryption and authentication technology. Security risks and threats continue to increase in our industry, and we and our service providers are subject to risks of compromises or breaches of the systems we use to protect customer transaction data. Furthermore, our servers may also be vulnerable to viruses transmitted via the internet and other points of access. While we proactively check for intrusions into our infrastructure, a new or undetected virus could cause a service disruption.

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

We seek to increase our sales and profitability through the acquisition of complementary businesses, additional facilities and the development of new facilities. Historically, the acquisition and development of new facilities has both enabled and resulted from market share gains in our core salvage vehicle remarketing business. In fiscal 2024, we opened three new operational facilities in the U.K., one new operational facility in Spain, one new operational facility in Canada, and four new operational facilities in the U.S. In fiscal 2025, we opened one new operational facility in the U.K., two new operational facilities in Spain, and three new operational facilities in the U.S. In fiscal 2026, we opened two new operational facilities in Brazil, and six new operational facilities in the U.S. As for strategic acquisitions of complementary businesses, we acquired National Powersport Auctions in fiscal 2017, we acquired Hills Motors in fiscal 2022, a used, or “green” parts recycler in the U.K. that has four operating facilities and in fiscal 2024, we acquired Purple Wave, Inc. an online offsite heavy equipment auction company. In September 2026, we entered into the Merger Agreement with ACV and Merger Sub to acquire all of ACV’s outstanding shares of common stock for $10.50 per share, net to the seller in cash, without interest, subject to any required withholding of taxes, and we expect to complete such acquisition by the end of calendar year 2026. The consummation of such transaction is subject to the tender of a majority of the outstanding shares of ACV common stock, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary conditions. Acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers, the availability of affordable financing in the capital markets, if necessary, and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approvals on acceptable terms. There can be no assurance that we will be able to:

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

Acquisitions typically will increase our sales and profitability, although given the typical size of our acquisitions to date, most of our acquisitions have not individually had a material impact on our consolidated results of operations and financial position. We may not always be able to introduce our processes and selling platform to acquired companies due to different operating models in international jurisdictions or other facts. As a result, the associated benefits of acquisitions may be delayed for years. During this period, the acquisitions may operate at a loss and certain acquisitions, while profitable, may operate at a margin percentage that is below our overall operating margin percentage and, accordingly, have an adverse impact on our consolidated results of operations and financial position. Hence, the conversion periods vary from weeks to years and cannot be predicted.

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

In addition to using independent subhaulers, in the U.S., the U.K., Germany, Spain, U.A.E., and Brazil, we utilize a fleet of company trucks to pick up and deliver vehicles to and from our storage facilities in those geographies. In connection therewith, we are subject to the risks associated with providing trucking services, including but not limited to inclement weather, disruptions in transportation infrastructure, accidents and related injury claims, availability and price of fuel, any of which could result in an increase in our operating expenses and reduction in our net income.

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

We may incur substantial indebtedness and any failure to meet our debt obligations may adversely affect our business, financial condition, and results of operations.

We have entered into, and may continue to enter into, arrangements pursuant to which we may incur significant indebtedness, including the 2026 Credit Agreement, which provides for an unsecured revolving credit in an aggregate principal amount of up to $1,250 million maturing on January 23, 2031. If we incur indebtedness and cannot service it, we may have to take actions such as utilizing available capital, selling assets, or reducing or delaying capital expenditures, strategic transactions, and investments, any of which may impede the implementation of our business strategy, prevent us from entering into transactions that would otherwise benefit our business, and may adversely affect our business, financial condition, and results of operations.

The 2026 Credit Agreement contains restrictive covenants, including a maximum consolidated total net leverage ratio and other customary covenants that limit our and our subsidiaries’ operating and financial flexibility, subject to certain exceptions. If we fail to comply, the lenders could terminate their commitments and accelerate any outstanding borrowings, and because the facility is guaranteed by certain of our subsidiaries, they could be required to satisfy those obligations. If we incur indebtedness under the 2026 Credit Agreement, we will be subject to variable interest rate risk, because borrowings bear interest at a margin over a benchmark rate or a base rate. A substantial increase in interest rates could impair our ability to service our indebtedness. Any refinancing of our debt could be at higher interest rates and could require us to comply with more onerous covenants, which could further restrict our business operations. We also may not be able to refinance indebtedness on commercially reasonable terms, or at all.

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

We are required to comply with applicable export control and economic sanctions laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce and trade controls administered by the U.S. Treasury Department’s Office of Foreign Assets Control. We may be required to obtain authorization from the U.S. government to engage in the export of certain items, and obtaining licenses may be time consuming and may result in the delay or loss of sales opportunities. Although we have implemented policies, procedures, and training designed to ensure compliance with anti-bribery laws, trade controls and economic sanctions, and similar regulations, our employees, business partners, or agents may take actions in violation of our policies or of applicable anti-bribery, trade controls, and economic sanctions. We may incur costs or other penalties, including loss of import and export privileges and increased government scrutiny, in the event that any such violations occur, which could have an adverse effect on our business and reputation. Our efforts to comply with applicable export control, sanctions, and similar laws and regulations could be costly or time-consuming, and changes in policy could have a material adverse effect on our products or business operations.

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

In addition, some of our recent acquisitions have required us to integrate non-U.S. companies which had not previously been subject to U.S. law. In many countries outside of the U.S., particularly in those with developing economies, it may be common for persons to engage in business practices prohibited by laws and regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, Brazil Clean Companies Act, India’s Prevention of Corruption Act, 1988 or similar local anti-bribery laws. These laws generally prohibit companies from authorizing, offering, or providing, directly or indirectly, improper payments for the purpose of obtaining or retaining business. We, our employees, agents, representatives, business partners and third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners or third-party intermediaries even if we do not explicitly authorize those activities. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with those laws, we cannot assure you that none of our employees, agents, representatives, business partners or third-party intermediaries will take actions in violation of our policies or applicable law, for which we may be ultimately held responsible. Any allegation of violations of or violation of the applicable anti-bribery and anti-corruption laws could subject us to whistleblower complaints, settlements, prosecution, enforcement actions, fines, damages, adverse media coverage, investigations, and other civil and criminal penalties, all of which could have a material adverse effect on our consolidated operating results and financial position. Responding to any investigation or action could result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.

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

We are subject to federal, state and international laws, directives, and regulations relating to the collection, use, retention, disclosure, security, transfer, and other processing of personal data. These laws, directives, and regulations, and their interpretation and enforcement continue to evolve and may be inconsistent from jurisdiction to jurisdiction. For example, the General Data Protection Regulation (“GDPR”), which went into effect in the European Union on May 25, 2018, applies to all of our activities conducted from an establishment in the European Union and may also apply to related products and services that we offer to European Union users. The United Kingdom has adopted legislation that substantially implements the GDPR. The GDPR provides for significant penalties in the case of non-compliance of up to €20 million or four percent of worldwide annual revenues, whichever is greater. The United Kingdom legislation implementing the GDPR provides for a similar penalty structure. Numerous other jurisdictions worldwide have enacted laws relating to the collection, use, retention, disclosure, security, transfer, and other processing of personal data, including Brazil, which has enacted the Brazilian General Data Protection Law (“LGPD”). The LGPD broadly regulates processing of personal information of individuals in Brazil and imposes compliance obligations and penalties comparable to those of the GDPR.

In the United States, California has enacted the California Consumer Privacy Act, as amended (“CCPA”) and numerous similar recently enacted laws create new data privacy rights for individuals. Other evolving legislation relating to privacy and cybersecurity at the federal, state, and local levels also may, or may be argued to, apply to us. Additionally, certain of our commercial partners, including payment card companies, have imposed data security standards or other obligations relating to privacy, data protection, or data security upon us, and others may do so in the future. We also may be, or may be argued to be, subject to industry standards or other actual or asserted obligations relating to privacy, data protection, and cybersecurity. We strive to comply with applicable laws, regulations, policies, and contractual and other legal obligations relating to privacy, data protection, and cybersecurity. These legal, contractual, and other actual and asserted obligations are, however, evolving rapidly, may be interpreted and applied in new ways and/or in manners that are inconsistent, and may conflict with other obligations or our practices.

Our efforts to comply with the GDPR, the CCPA, the LGPD, and similar emerging and changing laws, regulations, policies, and contractual and other legal obligations relating to privacy data protection, and cybersecurity may require us to change our policies and practices and may cause us to incur substantial costs. Our actual or perceived noncompliance with any actual or asserted legal obligations relating to privacy, data protection, or cybersecurity could result in claims, demands, and litigation by private parties or governmental actors, investigations or other actions or proceedings by governmental entities or others, our loss of the ability to process payment card transactions, or us becoming subject to higher costs for such transactions, harm to our reputation and market position, and significant legal and financial exposure and could affect our ability to retain and attract customers. Any of the risks described above could adversely affect our consolidated results of operations and financial position.

Regulation of the vehicle sales industry may impair our operations, increase our costs of doing business, and create potential liability.

Participants in the vehicle sales industry are subject to, and may be required to expend funds to ensure compliance with a variety of laws, regulations, and ordinances. These include, without limitation, land use ordinances, business and occupational licensure requirements and procedures, vehicle titling, sales, and registration rules and procedures, and laws and regulations relating to the environment, anti-money laundering, anti-corruption, exporting, and reporting and notification requirements to agencies and law enforcement relating to vehicle transfers. Many of these laws and regulations are frequently complex and subject to interpretation, and failure to comply with present or future regulations or changes in interpretations of existing laws or regulations may result in government investigation or proceedings, which could lead to impairment or suspension of our operations and the imposition of penalties and other liabilities. At various times, we may be involved in disputes with local governmental officials regarding the development and/or operation of our business facilities. We may be subject to similar types of regulations by governmental agencies in new markets. In addition, new legal or regulatory requirements or changes in existing requirements may delay or increase the cost of opening new facilities, may limit our base of vehicle buyers, may decrease demand for our vehicles, and may adversely impact our ability to conduct business. As described under NOTE 15 — Commitments and Contingencies, the U.S. Department of Justice is conducting an ongoing investigation into potential violations by the Company of certain money laundering laws related to its practices and procedures for preventing and detecting money-laundering activity by its auction platform members. The Company is cooperating with the Department of Justice's (the "DOJ") investigation. The Company may receive additional regulatory or governmental inquiries related to the matters that are the subject of the DOJ’s investigation. Any such inquiries or investigations may be time-consuming, costly, divert management resources, or otherwise have a material adverse effect on our business, financial condition or results of operation. These or other governmental investigations, inquiries, or lawsuits could lead to our incurring liability for damages or other costs, a criminal or civil proceeding, the imposition of fines and penalties, and/or other remedies, and reputational harm to our business, which can impact our ability to attract and retain customers and qualified personnel, as well as restrictions on or added costs for our business operations going forward.

Changes in laws or the interpretation of laws, including foreign laws and regulations, affecting the import and export of vehicles may have an adverse effect on our business and financial condition.

Our internet-based auction-style model has allowed us to offer our products and services to international markets and has increased our international buyer base. As a result, foreign importers of vehicles now represent a significant part of our total buyer base. Our foreign buyers may be subject to a variety of foreign laws and regulations, including import controls and customs duties imposed by foreign countries. Changes in laws, regulations, and treaties that restrict or impede or negatively affect the economics surrounding the importation of vehicles into foreign countries may reduce the demand for vehicles and impact our ability to maintain or increase our international buyer base. For example, since 2025, there has been a material increase and considerable volatility in the applicable tariffs imposed, or threatened to be imposed, by the U.S. government on foreign origin products. In response, some foreign governments have imposed, or threatened to impose, retaliatory tariffs on U.S.-origin goods in their respective jurisdictions. In addition, we and our vehicle buyers must work with foreign customs agencies and other non-U.S. governmental officials, who are responsible for the interpretation, application, and enforcement of these laws, regulations, and treaties. Any inability to obtain requisite approvals or agreements from such authorities could adversely impact the ability of our buyers to import vehicles into foreign countries. In addition, any disputes or disagreements with foreign agencies or officials over import duties, tariffs, or similar matters, including disagreements over the value assigned to imported vehicles, could adversely affect our costs and the ability and costs of our buyers to import vehicles into foreign countries. For example, in March 2008, a decree issued by the president of Mexico became effective that placed restrictions on the types of vehicles that can be imported into Mexico from the U.S. The adoption of similar laws or regulations in other jurisdictions that have the effect of reducing or curtailing our activities abroad, changes in the interpretation, application, and enforcement of laws, regulations, or treaties, any failure to comply with non-U.S. laws or regulatory interpretations, or any legal or regulatory interpretations or governmental actions that significantly increase our costs or the costs of our buyers could have a material adverse effect on our consolidated results of operations and financial position by reducing the demand for our products and services and our ability to compete in non-U.S. markets.

The operation of our storage facilities poses certain environmental risks, which could adversely affect our consolidated results of operations, financial position, or cash flows.

Our operations are subject to international, federal, provincial, state and local laws and regulations regarding the protection of the environment in the countries in which we have storage facilities. In some cases, we may acquire land with existing environmental issues, including landfills as an example. In the salvage vehicle remarketing industry, large numbers of wrecked vehicles are stored at storage facilities, requiring us to actively monitor and manage potential environmental impacts. In the U.K., we provide vehicle de-pollution and crushing services for end-of-life vehicles. We could incur substantial expenditures for preventative, investigative, or remedial action and could be exposed to liability arising from our operations, contamination by previous users of certain of our acquired facilities or facilities which we may acquire in the future, or the disposal of our waste at off-site locations. In addition to conducting environmental diligence on new site acquisitions, we also take such appropriate actions as may be necessary to avoid liability for activities of prior owners, and we have from time to time acquired insurance with respect to acquired facilities with known environmental risks. There can be no assurances, however, that these efforts to mitigate environmental risk will prove sufficient if we were to face material liabilities. We have incurred expenses for environmental remediation in the past, and environmental laws and regulations could become more stringent over time. There can be no assurance that we or our operations will not be subject to significant costs in the future or that environmental enforcement agencies at the state and federal level will not pursue enforcement actions against us. In addition to acquiring insurance in connection with certain acquisitions, we have also obtained indemnification for pre-existing environmental liabilities from many of the persons and entities from whom we have acquired facilities, but there can be no assurance that such indemnifications will be available or sufficient. In addition, increased focus by the U.S. and other governmental authorities on climate change and other environmental matters may lead to enhanced regulation in these areas, which could also result in increased compliance costs and subject us to additional potential liabilities. For example, we are or may become subject to new and evolving climate-related disclosure requirements, including state-level mandates such as California's greenhouse gas emissions and climate-related financial risk reporting laws, even as the scope of federal climate-related disclosure requirements remains uncertain, and these developing and potentially inconsistent requirements across the jurisdictions in which we operate could increase our compliance costs and expose us to enforcement, litigation, or reputational risk. The extent of these costs and risks is difficult to predict and will depend in large part on the extent of new regulations and the ways in which those regulations are enforced. Any such expenditures or liabilities could have a material adverse effect on our consolidated results of operations, financial position, or cash flows.

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

New tax legislative initiatives may be proposed from time to time, such as proposals for comprehensive tax reform in the United States, which may impact our effective tax rate and which could adversely affect our tax positions or tax liabilities. Further, many countries, as well as organizations such as the Organization for Economic Cooperation and Development (“OECD”), have enacted or proposed changes to existing international tax laws. These and other developments, together with changes in the composition of earnings in jurisdictions with differing tax rates, changes in statutory rates and other legislative changes, changes in substantive tax law or interpretations of existing tax laws, or changes in determinations regarding the jurisdictions in which we are subject to tax, could adversely affect our effective tax rate and result in materially higher taxes than would be incurred under existing tax law, which could adversely affect our financial condition or results of operations.

Risks Related to Our Intellectual Property and Technology

Disruptions to information technology systems used in our business, including failure to prevent outages, maintain security, and prevent unauthorized access to our information technology systems and confidential information, could disrupt our business and materially and adversely affect our reputation, consolidated results of operations, and financial condition.

Information availability and security risks for online commerce companies have significantly increased in recent years because of, in addition to other factors, the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, and other external parties. These threats may derive from fraud or malice on the part of third parties or current or former employees. In addition, human error or negligence or accidental technological failure could make us vulnerable to information technology system disruptions and/or cyber-attacks, including the introduction of malicious computer viruses or code into systems, phishing attacks, ransomware attacks, or other cyber security breaches or incidents suffered by ourselves or those processing data or performing services for us. For example, in March 2023, one of our immaterial subsidiaries suffered a ransomware attack. Although the impacted subsidiary successfully maintained its operations during this event and the attack did not affect the rest of our business, future cyber-attacks could result in material adverse impacts to our business and our consolidated results of operations.

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

Information technology system disruptions, cyber-attacks, ransomware attacks, or other security breaches or incidents could materially and adversely affect our reputation, operating results, or financial condition by, among other things, making our auction platform inoperable or with reduced functionality for a period of time, data loss, corruption, or unavailability, unauthorized access to or use of the systems or networks used in our business and operations, and unauthorized, accidental, or unlawful access to, or disclosure, modification, misuse, loss, unavailability, destruction, or other unauthorized processing of our or our customers’ information. Any of these, or the belief or perception they have occurred, may damage our reputation with buyers, sellers, and insurance companies as a result of the unauthorized disclosure of confidential information (including account data information), result in harm to our market position and our ability to retain customers and attract new customers, result in claims, demands, and litigation by private parties or governmental actors, governmental investigations, and other actions and proceedings, fines or penalties, severe reputational damage adversely affecting customer or investor confidence and causing damage to our brand, indemnity obligations, disruption to our operations, damages for contract breach, and other liabilities. We and our service providers may face difficulties or delays in detecting and responding to any actual or perceived incident, and if any cyber-attacks or breaches or incidents are not detected immediately, their effects could be compounded. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of these cyber risks, an insurer may deny or exclude from coverage certain types of claims or our insurance coverage may be insufficient to cover all losses and would not remedy damage to our reputation.

We work to evaluate and implement new technologies and processes to manage risks relating to cyber-attacks and system and network disruptions, including but not limited to usage errors by our employees, power outages, and catastrophic events such as fires, tornadoes, floods, hurricanes, and earthquakes. We have also enhanced our security protocols in response to our prior attacks and service interruptions. We have incurred and expect to incur ongoing expenditures in our efforts to prevent information security breaches and other security incidents. Nevertheless, we cannot provide assurances that our efforts to address cyber-attacks, security breaches and incidents, and system disruptions, and mitigate against the risks of their occurrence in the future, will be successful. The techniques used by criminals to obtain unauthorized access to sensitive data change frequently and are often not recognized immediately. For example, as AI technologies, including generative AI models, develop rapidly, threat actors are using these technologies to create new sophisticated attack methods that are increasingly automated, targeted, coordinated, sophisticated, and more difficult to defend against and mitigate the impacts of. We may be unable to anticipate these techniques or implement adequate preventative measures and believe that cyber-attacks and threats against us have occurred in the past and are likely to continue in the future. If our systems are compromised, become inoperable for extended periods of time, or cease to function properly, we may have to make a significant investment to fix or replace them, and our ability to provide many of our electronic and online solutions to our customers may be impaired. In the event of another, more serious ransomware attack, we could suffer significant financial and reputational harm, regardless of whether we choose to pay the ransom amount. In addition, as cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Any of the risks described above could materially and adversely affect our consolidated results of operations and financial position.

Our internet-based sales model has increased the relative importance of intellectual property assets to our business, and any inability to protect those rights could have a material adverse effect on our business, results of operations, or financial position.

Our intellectual property rights include patents relating to our auction technologies, as well as trademarks, trade secrets, copyrights, and other intellectual property rights. In addition, we may enter into agreements with third parties regarding the license or other use of our intellectual property. Effective intellectual property protection may not be available in every country in which our products and services are distributed, deployed, or made available. We seek to maintain certain intellectual property rights as trade secrets. The secrecy could be compromised by third parties, or intentionally or accidentally by our employees, which would cause us to lose the competitive advantage resulting from those trade secrets. Any significant impairment of our intellectual property rights, or any inability to protect our intellectual property rights, could have a material adverse effect on our consolidated results of operations and financial position. In addition, as we increasingly develop, deploy and incorporate artificial intelligence and machine learning into our products, services, and internal tools, the intellectual property rights in the code, models, content, or other outputs generated with the assistance of these technologies may be uncertain, difficult to protect, or unavailable, and we may not own or be able to prevent others from using such outputs. Intellectual property laws governing the protectability and ownership of works and inventions created with the assistance of artificial intelligence are evolving and may not afford us adequate protection, which could increase our reliance on trade secret protection and diminish the value of, or our ability to protect, our proprietary technologies.

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

Litigation based on allegations of infringement or other violations of intellectual property rights are common among companies who rely heavily on intellectual property rights. Our reliance on intellectual property rights has increased significantly in recent years as we have implemented our auction-style sales technologies across our business and ceased conducting live auctions. Recent U.S. Supreme Court precedent potentially restricts patentability of software inventions by affirming that patent claims merely requiring application of an abstract idea on standard computers utilizing generic computer functions are patent ineligible, which may impact our ability to enforce our issued patent and obtain new patents. As we face increasing competition, the possibility of intellectual property rights claims against us increases. Our development and use of artificial intelligence, machine learning, and generative artificial intelligence technologies, including tools and models provided by third parties and the data used to train them, may raise novel and unsettled questions regarding the ownership and permitted use of the data, models, and outputs involved. The law governing these technologies is developing rapidly, and adverse developments could expose us to additional litigation, licensing obligations, or restrictions on our use of these technologies. Litigation and any other intellectual property claims, whether with or without merit, can be time-consuming, expensive to litigate and settle, and can divert management resources and attention from our core business. An adverse determination in current or future litigation could prevent us from offering our products and services in the manner currently conducted. We may also have to pay damages or seek a license for the technology, which may not be available on reasonable terms and which may significantly increase our operating expenses, if it is available for us to license at all. We could also be required to develop alternative non-infringing technology, which could require significant effort and expense.

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

Our development and use of artificial intelligence and machine learning technologies present operational, legal, competitive, and reputational risks that could adversely affect our business, consolidated results of operations, and financial position.

We increasingly incorporate artificial intelligence, machine learning, and generative artificial intelligence technologies into our operations, products, and services, including in areas such as [vehicle image capture and condition assessment, total loss and valuation determinations, pricing and analytics, fraud detection, member and customer support, and internal productivity tools]. These technologies are complex, rapidly evolving, and involve significant uncertainty. Competitors or new market entrants may develop or deploy them more quickly or effectively than we do, eroding our competitive position, and if our investments do not perform as expected or we cannot integrate them in a timely, cost-effective, secure, or responsible manner, we may not realize the efficiencies, revenue, or other benefits we anticipate.

Artificial intelligence is also the subject of rapidly evolving and fragmented laws, regulations, and industry standards in the United States and internationally, addressing transparency, data usage, automated decision-making, consumer protection, and discrimination. These requirements are uncertain, may conflict across jurisdictions, and may require us to change our practices, restrict our ability to develop or deploy these technologies, or increase our compliance costs and liability. Our failure to meet our responsibilities—or similar failures by the third-party providers that incorporate these tools into the products and services they provide us—could subject us to reputational harm, regulatory investigations or enforcement actions, fines and civil penalties, or litigation.

Because the models, algorithms, and datasets these technologies rely on may be flawed, incomplete, or biased, their outputs may be inaccurate, unreliable, or otherwise harmful, including in unintended or discriminatory ways. Certain of our uses directly affect transaction outcomes for vehicle sellers and buyers, errors, defects, or malfunctions, or their misuse by our personnel, which could result in operational disruptions, flawed business decisions, degraded sale outcomes, disputes or litigation, and harm to our reputation and our relationships with insurance companies and other significant vehicle sellers. Our use of these technologies may also increase the risk that our confidential information or our customers' personal information is inadvertently disclosed, used to train third-party models, or otherwise made available to others, and intellectual property rights in the outputs may be uncertain or unenforceable, we may not own those outputs, and our use of these technologies and their training data may subject us to infringement or misappropriation claims. Any of the foregoing risks, individually or in the aggregate, could have a material adverse effect on our business, consolidated results of operations, and financial position.

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
•
military conflicts, including those in Eastern Europe and the Middle East;
•
bank failures;
•
natural and man-made disasters;
•
public health issues, such as epidemics, pandemics, and other public health emergencies;
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

Our executive officers, directors and their affiliates beneficially own, in the aggregate, more than 10% of our issued and outstanding common stock as of July 31, 2026. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our amended and restated certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.

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

Macroeconomic factors that affect oil prices and the automobile and commodity markets can have adverse effects on our revenues, revenue growth rates, and operating results. Significant increases in the cost of fuel or heightened level of inflation could lead to a reduction in miles driven per car and a reduction in accident rates. A material reduction in accident rates, whether due to, among other things, a reduction in miles driven per car, vehicle-related technological advances such as accident avoidance systems and, to the extent widely adopted, the advent of autonomous vehicles, could have a material impact on revenue growth. Similarly, a reduction in total loss frequency rates, due to among other things, sharp increases in used car prices that make it less economical for insurance company sellers to declare a vehicle involved in an accident a total loss, could also have a material impact on revenue growth. In addition, under our consignment program and PIP contracts, the cost of transporting the vehicle to one of our facilities is included in the consignment and PIP fee. We may incur increased fees, which we may not be able to pass on to our vehicle sellers. A material increase in transportation rates could have a material impact on our operating results. Volatility in fuel, commodity, and used car prices could have a material adverse effect on our revenues and revenue growth rates in future periods.

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

Our chief information security officer leads our incident response team for addressing and recovering from identified cybersecurity incidents. Our incident response team includes key members of our tech, legal and executive management teams to manage our response efforts, which includes timely compliance with applicable contractual and regulatory notification obligations.

Item 2. Properties

Our corporate headquarters is located in Dallas, Texas. We have 286 total operating facilities globally. In the U.S., we own or lease facilities in every state. In Canada, we own facilities in the provinces of Ontario, Quebec, Alberta, Nova Scotia, and New Brunswick. In the U.K., we own or lease twenty-two operating facilities. In Brazil, we own or lease twenty-five operating facilities. In the Republic of Ireland, we own one operating facility. In the U.A.E., Oman, and Bahrain, we lease one operating facility in each country. In Finland, we own or lease four operating facilities. In Germany, we own or lease nine operating facilities. In Spain, we own eight operating facilities and lease three additional storage locations. Purple Wave leases two locations in Manhattan Kansas. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and additional offices on commercially acceptable terms.

Item 3. Legal Proceedings

For a discussion of Legal Proceedings that affect us, refer to the Notes to Consolidated Financial Statements, Note 15 — Commitments and Contingencies included in elsewhere in this report.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of July 31, 2026, there were 926,298,293 shares of our common stock issued and outstanding. Our common stock has been quoted on the NASDAQ Global Select Market under the symbol “CPRT” since March 17, 1994. As of September 25, 2026, we had 674 holders of record of our common stock. On July 31, 2026, the last reported sale price of our common stock on the NASDAQ Global Select Market was $29.12 per share.

Repurchases of Our Common Stock

On September 22, 2011, our Board of Directors approved a 320 million share increase in our stock repurchase program, bringing the total current authorization to 784 million shares. The repurchases may be effected through solicited or unsolicited transactions in privately negotiated transactions or in the open market, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. For fiscal year 2026, we repurchased 43,433,164 shares of our common stock at a weighted average price of $37.63 per share totaling $1.6 billion. The Company did not repurchase any common stock under the program for fiscal years 2025 and 2024. As of July 31, 2026, the total number of shares repurchased under the program was 502 million, and subject to applicable limitations under Delaware law, 282 million shares were available for repurchase under the program.

In fiscal year 2026, certain employees held stock option awards that could be exercised through a cashless exercise. For the years ended July 31, 2026, 2025 and 2024, no employee exercised stock options through a cashless exercise. If exercised a portion of the options exercised will be net settled in satisfaction of the exercise price and employees’ statutory withholding requirements. Any shares withheld for taxes are treated as a repurchase of shares for accounting purposes, but do not count against our stock repurchase program.

Dividend Policies

We have not paid a cash dividend since becoming a public company in 1994. We currently intend to retain any earnings for use in our business.

Issuances of Unregistered Securities

There were no issuances of unregistered securities in the year ended July 31, 2026.

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

The following is a line graph comparing the cumulative total return to stockholders of our common stock at July 31, 2026 since July 31, 2021, to the cumulative total return over such period of (i) the NASDAQ Composite Index, (ii) the NASDAQ Industrial Index, and (iii) the S&P 500 Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Copart, Inc., the NASDAQ Composite Index,

the NASDAQ Industrial Index, and the S&P 500 Index

	Fiscal Year Ended July 31,
	2021	2022	2023	2024	2025	2026
Copart, Inc.	$100.00	$87.14	$120.26	$142.39	$123.35	$79.24
NASDAQ Composite	$100.00	$85.05	$99.35	$122.82	$148.43	$179.39
NASDAQ Industrial	$100.00	$81.75	$85.41	$90.05	$108.15	$115.61
S&P 500 Index	$100.00	$95.36	$107.77	$131.64	$153.14	$183.10

* Assumes that $100.00 was invested on July 31, 2021 in our common stock, in the NASDAQ Composite Index, the NASDAQ Industrial Index, and the S&P 500 Index and that all dividends were reinvested. No dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Copyright© 2026 Standard & Poor's, a division of S&P Global. All rights reserved.

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

Overview

We are a leading global provider of online auctions and vehicle remarketing services with operations in the United States (“U.S.”), the United Kingdom (“U.K.”), Germany, Canada, Brazil, Spain, the United Arab Emirates (“U.A.E.”), Finland, the Republic of Ireland, Oman, and Bahrain.

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

We provide vehicle sellers with a full range of services to process and sell vehicles primarily over the internet through our Virtual Bidding Third Generation internet auction-style sales technology, which we refer to as VB3. Vehicle sellers consist primarily of insurance companies, but also include dealers, individuals, charities, rental car companies, banks, finance companies, and fleet operators. We obtained 79%, 81%, and 81% of the total number of vehicles processed during fiscal 2026, 2025, and 2024, respectively, from insurance company sellers. We sell the vehicles principally to licensed vehicle dismantlers, rebuilders, repair licensees, used vehicle dealers, exporters, and to the general public. The majority of the vehicles sold on behalf of insurance companies are either damaged vehicles deemed a total loss; not economically repairable by the insurance companies; or are recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. We offer vehicle sellers a full range of services that help expedite each stage of the vehicle sales process, minimize administrative and processing costs, and maximize the ultimate sales price through the online auction process.

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

Our revenue is impacted by several factors, including total loss frequency and the average vehicle auction selling price, as a significant amount of our service revenue is associated in some manner with the ultimate selling price of the vehicle. Vehicle auction selling prices are driven primarily by: (i) market demand for rebuildable, drivable vehicles; (ii) used car pricing, which we also believe has an impact on total loss frequency; (iii) end market demand for recycled and refurbished parts as reflected in demand from dismantlers; (iv) the mix of cars sold; (v) changes in the U.S. dollar exchange rate to foreign currencies, which we believe has an impact on auction participation by international buyers; and (vi) changes in commodity prices, particularly the per ton price for crushed car bodies, as we believe this has an impact on the ultimate selling price of vehicles sold for scrap and vehicles sold for dismantling. We cannot specifically quantify the financial impact that commodity pricing, used car pricing, and product sales mix has on the selling price of vehicles, our service revenues, or financial results. Total loss frequency is the percentage of cars involved in accidents that insurance companies salvage rather than repair and is driven by the relationship between repair costs, used car values, and auction returns. Over the past 30 years, we believe there has been an increase in overall growth in the salvage market driven by an increase in total loss frequency. This increase in total loss frequency may have been driven by changes in used car values and repair costs over the same long-term horizon, which we believe are generally trending upward. We believe the long-term trend of increases in total loss frequency will continue. In the near term changes in used car prices and repair cost are inversely related, but may impact total loss frequency and thereby affect our growth rate. Used car values are determined by many factors, including used car supply, which is tied directly to new car sales, and the average age of cars on the road. The average age of cars on the road has continued to increase, growing from 11.4 years in 2013 to 13.0 years in 2026. Repair costs are generally based on damage severity, vehicle complexity, repair parts availability, repair parts costs, labor costs, and repair shop lead times. The factors that can influence repair costs, used car pricing, and auction returns are many and varied, and we cannot predict their movements with precision.

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

Liquidity and Cash Flows: Our primary source of working capital is cash flow from operations. The primary source of our liquidity is our cash and cash equivalents and our revolving credit commitments under our Senior Revolving Credit Agreement (the "2026 Credit Agreement"). The primary factors affecting cash flows from operations are: (i) seasonality; (ii) market wins and losses; (iii) supplier mix; (iv) accident frequency; (v) total loss frequency; (vi) volume from our existing suppliers; (vii) commodity pricing; (viii) used car pricing; (ix) foreign currency exchange rates; (x) product mix; (xi) contract mix to the extent applicable; (xii) our capital expenditures; and (xiii) other macroeconomic factors. These factors are further discussed in the “Results of Operations” and “Risk Factors” sections of this Annual Report on Form 10-K.

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

The following tables set forth operational facilities that we have opened and are now operational from August 1, 2023 through July 31, 2026:

United States Locations	Date
Rutland, Vermont	August 2023
Phoenix, Arizona	November 2023
Austin, Texas	June 2024
Casper, Wyoming	July 2024
Napa, California	October 2024
Laurel, Maryland	November 2024
Chicago, Illinois	May 2025
Cedar Rapids, Iowa	August 2025
Clewiston, Florida	August 2025
La Grange, North Carolina	February 2026
Vinton, Louisiana	February 2026
Spanaway, Washington	March 2026
Cusseta, Alabama	March 2026
Tampa, Florida	March 2026

International Locations	Geographic Service Area	Date
Corby, England	United Kingdom	October 2023
Glasgow, Scotland	United Kingdom	December 2023
Alhendin, Granada	Spain	January 2024
Gloucester, England	United Kingdom	March 2024
Barcelona, Spain	Spain	May 2024
Cookstown, Ontario	Canada	July 2024
St. Helens, England	United Kingdom	October 2024
Castellón, Spain	Spain	November 2024
Vitoria, Spain	Spain	December 2024
Eusebio, Ceará	Brazil	September 2025
Caçapava, São Paulo	Brazil	June 2026

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

Recent Developments

On September 10, 2026, the Company entered into a definitive merger agreement to acquire ACV for $10.50 per share, net to the seller in cash, without interest, subject to any required withholding of taxes, representing an implied equity value of approximately $1.9 billion. The transaction is expected to close by the end of calendar year 2026. The consummation of such transaction is subject to the tender of a majority of the outstanding shares of ACV common stock, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary conditions.

Results of Operations

The following table shows certain data from our consolidated statements of income expressed as a percentage of total service revenues and vehicle sales for fiscal 2026, 2025, and 2024:

	Year Ended July 31,
(In percentages)	2026	2025	2024
Service revenues and vehicle sales:
Service revenues	85%	85%	84%
Vehicle sales	15%	15%	16%
Total service revenues and vehicle sales	100%	100%	100%
Operating expenses:
Facility operations	42%	42%	40%
Cost of vehicle sales	13%	13%	15%
General and administrative	9%	9%	8%
Total operating expenses	64%	64%	63%
Operating income	36%	36%	37%
Total other income	4%	4%	3%
Income before income taxes	40%	40%	40%
Income tax expense	8%	7%	8%
Net income	32%	33%	32%

Comparison of Fiscal Years ended July 31, 2026, 2025 and 2024

The following table presents a comparison of service revenues for fiscal 2026, 2025, and 2024:

	Year Ended July 31,			2026 vs. 2025		2025 vs. 2024
(In thousands)	2026	2025	2024	Change	% Change	Change	% Change
Service revenues
United States	$3,388,287	$3,451,558	$3,126,102	$(63,271)	(1.8)%	$325,456	10.4%
International	581,233	517,104	434,900	64,129	12.4%	$82,204	18.9%
Total service revenues	$3,969,520	$3,968,662	$3,561,002	$858	0.0%	$407,660	11.4%

Service Revenues. The increase in service revenues for fiscal 2026 of $0.9 million, or 0.0 % as compared to fiscal 2025 came from (i) a decrease in the U.S. of $(63.3) million, and (ii) an increase in International of $64.1 million. The decrease in service revenue in the U.S. was primarily related to the one-time revenue associated with hurricanes Helene and Milton recognized in fiscal year 2025 and a decrease in volume offset by an increase in revenue per car. The growth in International, after excluding positive fluctuations in currency exchange rates of $21.9 million, was driven primarily by an increase in revenue per car and increase in volume.

The following table presents a comparison of vehicle sales for fiscal 2026, 2025, and 2024:

	Year Ended July 31,			2026 vs. 2025		2025 vs. 2024
(In thousands)	2026	2025	2024	Change	% Change	Change	% Change
Vehicle sales
United States	$419,143	$403,546	$338,633	$15,597	3.9%	$64,913	19.2%
International	277,546	274,750	337,188	2,796	1.0%	(62,438)	(18.5)%
Total vehicle sales	$696,689	$678,296	$675,821	$18,393	2.7%	$2,475	0.4%

Vehicle Sales. The increase in vehicle sales for fiscal 2026 of $18.4 million, or 2.7% as compared to fiscal 2025 came from (i) an increase in the U.S. of $15.6 million and (ii) an increase in International of $2.8 million. The increase in the U.S. was primarily driven by an increase in revenue per car, which was due to a change in mix of vehicles sold, which was offset by a decrease in volume. The increase in International, after excluding positive fluctuations in currency exchange rates of $12.1 million was primarily driven by an increase in revenue per car, which was due to a change in mix of vehicles sold, which was offset by a decrease in volume related to sellers switching to a consignment model.

The following table presents a comparison of facility operations expense for fiscal 2026, 2025, and 2024:

	Year Ended July 31,			2026 vs. 2025		2025 vs. 2024
(In thousands)	2026	2025	2024	Change	% Change	Change	% Change
Facility operations expenses
United States	$1,634,412	$1,646,183	$1,440,707	$(11,771)	(0.7)%	$205,476	14.3%
International	331,476	298,135	269,377	33,341	11.2%	28,758	10.7%
Total facility operations expenses	$1,965,888	$1,944,318	$1,710,084	$21,570	1.1%	$234,234	13.7%
Facility operations expenses, excluding depreciation and amortization
United States	$1,466,238	$1,485,186	$1,297,102	$(18,948)	(1.3)%	$188,084	14.5%
International	297,981	267,357	242,332	30,624	11.5%	25,025	10.3%
Facility depreciation and amortization
United States	$168,174	$160,997	$143,605	$7,177	4.5%	$17,392	12.1%
International	33,495	30,778	27,045	2,717	8.8%	3,733	13.8%

Facility Operations Expenses. The increase in facility operations expenses for fiscal 2026 of $21.6 million, or 1.1% as compared to fiscal 2025 resulted from (i) a decrease in the U.S. of $(11.8) million, and (ii) an increase in International of $33.3 million. The decrease in the U.S. compared to the same period last year was related to one-time costs associated with hurricanes Helene and Milton recognized in fiscal year 2025 offset by increases in subhaul, freight and postage. The increase in International, after excluding negative fluctuations in currency exchange rates of $(12.5) million, was the result of an increase in the cost to process a car. Included in facility operations expenses were depreciation and amortization expenses. The increase in facility operations depreciation and amortization expenses as compared to the same period last year resulted primarily from depreciating new and expanded facilities placed into service in the U.S. and International.

The following table presents a comparison of cost of vehicle sales for fiscal 2026, 2025, and 2024:

	Year Ended July 31,			2026 vs. 2025		2025 vs. 2024
(In thousands)	2026	2025	2024	Change	% Change	Change	% Change
Cost of vehicle sales
United States	$391,028	$378,100	$313,449	$12,928	3.4%	$64,651	20.6%
International	225,435	224,897	306,038	538	0.2%	(81,141)	(26.5)%
Total cost of vehicle sales	$616,463	$602,997	$619,487	$13,466	2.2%	$(16,490)	(2.7)%

Cost of Vehicle Sales. The increase in cost of vehicle sales for fiscal 2026 of $13.5 million, or 2.2% as compared to fiscal 2025, was the result of (i) an increase in the U.S. of $12.9 million and (ii) an increase in International of $0.5 million. The increase in the U.S. was primarily the result of a change in the mix of vehicles sold, offset by a decrease in volume. The increase in International, after excluding the negative fluctuations of currency exchange rates of $(10.6) million, was primarily due to an increase in average purchase price due to change in the mix of vehicles sold offset by a decrease in volume related to sellers switching to a consignment model.

The following table presents a comparison of general and administrative expenses for fiscal 2026, 2025, and 2024:

	Year Ended July 31,			2026 vs. 2025		2025 vs. 2024
(In thousands)	2026	2025	2024	Change	% Change	Change	% Change
General and administrative expenses
United States	$362,950	$349,935	$282,545	$13,015	3.7%	$67,390	23.9%
International	68,318	52,994	52,684	15,324	28.9%	310	0.6%
Total general and administrative expenses	$431,268	$402,929	$335,229	$28,339	7.0%	$67,700	20.2%
General and administrative expenses, excluding depreciation and amortization
United States	$336,375	$326,906	$264,465	$9,469	2.9%	$62,441	23.6%
International	67,189	51,949	51,653	15,240	29.3%	296	0.6%
General and administrative depreciation and amortization
United States	$26,575	$23,029	$18,080	$3,546	15.4%	$4,949	27.4%
International	1,129	1,045	1,031	84	8.0%	14	1.4%

General and Administrative Expenses. The increase in general and administrative expenses for fiscal 2026 of $28.3 million, or 7.0% as compared to fiscal 2025 came primarily from (i) an increase in the U.S. of $13.0 million, and (ii) an increase in International of $15.3 million. Excluding depreciation and amortization, the increase in the U.S. of $9.5 million resulted primarily from an increase in labor (as a result of investment in the business and the expansion of our sales force), travel, insurance, and third party outside services offset by decreases in legal, compliance, and stock-based compensation. The increase in International of $15.2 million, after excluding the negative fluctuations in currency exchange rates of $(2.9) million, resulted primarily from an increase in labor, stock-based compensation, and third party outside services (including consulting and legal). The increase in depreciation and amortization expenses was the result of the addition of technology assets being placed in service in the U.S. and International.

The following table summarizes total other expenses and income taxes for fiscal 2026, 2025, and 2024:

	Year Ended July 31,			2026 vs. 2025		2025 vs. 2024
(In thousands)	2026	2025	2024	Change	% Change	Change	% Change
Total other income	$182,387	$198,867	$142,578	$(16,480)	(8.3)%	$56,289	39.5%
Income taxes	354,580	347,218	352,254	7,362	2.1%	(5,036)	(1.4)%

Other Income (Expenses). The decrease in total other income for fiscal 2026 of $(16.5) million, or (8.3)% as compared to fiscal 2025 was primarily due to a decrease in gain on sale of fixed assets, and realized and unrealized foreign currency gains offset by increase in interest income earned from U.S. Treasury Bills.

Income Taxes. Our effective income tax rates were 19.3% and 18.3%, for fiscal 2026 and 2025, respectively. The current and prior year’s effective tax rate was computed based on the U.S. federal statutory tax rate of 21.0%. The effective tax rate for the fiscal year ended July 31, 2026 was favorably impacted by a $46.7 million tax benefit related to the Foreign Derived Intangible Income “FDII” deduction and $6.6 million in excess tax benefits from the exercise of employee stock options and negatively impacted by $21.5 million related to state income taxes. The effective tax rate for the fiscal year ending July 31, 2025 was favorably impacted by a $55.0 million tax benefit related to the FDII deduction and $36.7 million in excess tax benefits from the exercise of employee stock options and negatively impacted by $38.6 million related to state income taxes.

Discussion of Fiscal Year ended July 31, 2025 compared to Fiscal Year ended July 31, 2024

For a discussion of fiscal 2025 as compared to fiscal 2024, please refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended July 31, 2025, filed with the SEC on September 26, 2025.

Liquidity and Capital Resources

The following table presents a comparison of key components of our liquidity and capital resources for fiscal 2026, 2025, and 2024, excluding additional funds available to us under our 2026 Credit Agreement:

	July 31,			2026 vs. 2025		2025 vs. 2024
(In thousands)	2026	2025	2024	Change	% Change	Change	% Change
Cash, cash equivalents, and restricted cash	$1,907,901	$2,780,531	$1,514,111	$(872,630)	(31.4)%	$1,266,420	83.6%
Working capital	4,864,453	5,071,347	3,789,617	(206,894)	(4.1)%	1,281,730	33.8%

	Year Ended July 31,			2026 vs. 2025		2025 vs. 2024
(In thousands)	2026	2025	2024	Change	% Change	Change	% Change
Operating cash flows	$1,604,492	$1,799,750	$1,472,564	$(195,258)	(10.8)%	$327,186	22.2%
Investing cash flows	(877,601)	(587,448)	(940,079)	(290,153)	49.4%	352,631	(37.5)%
Financing cash flows	(1,606,854)	52,107	19,273	(1,658,961)	(3183.8)%	32,834	170.4%

Capital expenditures and acquisitions	$(342,367)	(570,213)	(493,328)	$227,846	(40.0)%	$(76,885)	15.6%

Cash, cash equivalents, and restricted cash decreased $872.6 million and working capital decreased $206.9 million at July 31, 2026, as compared to July 31, 2025. Cash, cash equivalents, and restricted cash decreased primarily as result of the repurchase of common stock as part of our stock repurchase program and investment in held to maturity securities offset by decrease in capital expenditures. Cash equivalents consisted of bank deposits, certificates of deposit, U.S. Treasury Bills, and funds invested in money market accounts, which bear interest at variable rates.

Historically, we have financed our growth through cash generated from operations, public offerings of common stock, equity issued in conjunction with certain acquisitions, and debt financing. Our primary source of cash generated by operations is from the collection of service fees and reimbursable advances from the proceeds of vehicle sales. We expect to continue to use cash flows from operations to finance our working capital needs and to develop and grow our business, including through the payment of the expected $1.9 billion aggregate cash purchase price for ACV under the Merger Agreement. In addition to our stock repurchase program, we are considering a variety of alternative potential uses for our remaining cash balances and our cash flows from operations. For further detail, see Notes to Consolidated Financial Statements, NOTE 9 – Long-Term Debt and NOTE 12 — Stockholders’ Equity and under the subheading “Credit Agreement” below.

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

We believe that our currently available cash and cash equivalents and cash generated from operations will be sufficient to satisfy our operating and working capital requirements in the foreseeable future. We expect to acquire or develop additional locations and expand some of our current facilities in the foreseeable future. We may raise additional cash through drawdowns on our 2026 Credit Agreement or issuance of additional equity to fund this expansion. Although the timing and magnitude of growth through expansion and acquisitions are not predictable, the opening of new greenfield facilities is contingent upon our ability to locate property that (i) is in an area in which we have a need for more capacity; (ii) has adequate size given the capacity needs; (iii) has the appropriate shape and topography for our operations; (iv) is reasonably close to a major road or highway; and (v) most importantly, has the appropriate zoning for our business.

As of July 31, 2026, $598.3 million of the $1.9 billion of cash, cash equivalents, and restricted cash was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., the repatriation of these funds could still be subject to the foreign withholding tax following the U.S. Tax Reform. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not require repatriation to fund our U.S. operations.

Net cash provided by operating activities decreased for fiscal 2026 as compared to fiscal 2025 due to reduction in net income primarily from an increase in facility operations and general and administrative expenses, and changes in operating assets and liabilities. The change in operating assets and liabilities was primarily the result of an increase in accounts receivable of $46.8 million, income tax receivable of $48.7 million, vehicle pooling costs of $23.1 million, and inventory of $16.1 million, partially offset by an decrease in accounts payable of $37.1 million.

Net cash used in investing activities increased for fiscal 2026 as compared to fiscal 2025 due primarily to an increase in investments in held to maturity securities, offset by a decrease in capital expenditures. Our capital expenditures are primarily related to acquiring land, opening and improving facilities, capitalized software development costs for new software for internal use and major software enhancements, acquiring facility equipment, and lease buyouts of certain facilities. We continue to develop, expand, and invest in new and existing facilities and standardize the appearance of existing locations. As of July 31, 2026, we had no material non-cancelable commitments for future capital expenditures.

Net cash used in financing activities increased in fiscal 2026 as compared to fiscal 2025 due primarily to repurchases of common stock as part of our stock repurchase program.

For a discussion of fiscal 2025 as compared to fiscal 2024, please refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended July 31, 2025, filed with the SEC on September 26, 2025.

Credit Agreement

On January 23, 2026, we entered into the 2026 Credit Agreement by and among Copart, certain subsidiaries of Copart party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent. The 2026 Credit Agreement provides for an unsecured revolving credit facility in an aggregate principal amount of up to $1,250 million, including subfacilities for standby letters of credit and swingline loans. The 2026 Credit Agreement matures on January 23, 2031. The 2026 Credit Agreement replaced the previous secured credit facility under the credit agreement dated December 21, 2021 by and among Copart, certain subsidiaries of Copart party thereto, the lenders party thereto, and Bank of America, N.A., as the administrative agent (the “Second Amended and Restated Credit Agreement”), which was scheduled to mature on December 21, 2026.

Borrowings under the 2026 Credit Agreement bear interest based on Copart’s option, either (1) the applicable fixed rate plus 0.75% to 1.125% or (2) the daily rate plus 0.0% to 0.125%, in each case, depending on Copart’s consolidated total net leverage ratio. Additionally, the unused revolving commitments under the 2026 Credit Agreement are subject to the payment of a customary commitment fee at a range of 0.05% to 0.125%, depending on Copart’s consolidated total net leverage ratio. As of July 31, 2026, the Company had outstanding letters of credit of $22.5 million and the unused capacity of $1,227.5 million was available to us.

The 2026 Credit Agreement contains representations and warranties, conditions, and covenants. As of July 31, 2026, we were in compliance with these financial covenants.

In connection with entering into the 2026 Credit Agreement, we incurred $1.5 million in costs, which were capitalized as debt issuance fees. The debt issuance cost is amortized to interest expense over the term of the debt instrument and is included in other assets on the consolidated balance sheet.

For further detail on the 2026 Credit Agreement, see Notes to Consolidated Financial Statements, NOTE 9 – Long-Term Debt.

Stock Repurchases

On September 22, 2011, our Board of Directors approved a 320 million share increase in our stock repurchase program, bringing the total current authorization to 784 million shares. The repurchases may be effected through solicited or unsolicited transactions in the open market, including under plans complying with Rule 10b5-1, or in privately negotiated transactions. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. For fiscal year 2026, we repurchased 43,433,164 shares of our common stock under the program at a weighted average price of $37.63 per share totaling $1.6 billion. As of July 31, 2026, the total number of shares repurchased under the program was 502 million, and subject to applicable limitations under Delaware law, 282 million shares were available for repurchase under the program.

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

We consider the following policies to be the most critical to understanding the judgments that are involved and the uncertainties that could impact our results of operations, financial condition, and cash flows. For additional information, see NOTE 1 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

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

Service revenues

Our service revenues consist of auction and auction-related sales transaction fees charged for vehicle remarketing services. Within this revenue category, our primary performance obligation is the auctioning of consigned vehicles through an online auction process. These auction and auction-related services may include a combination of vehicle purchasing fees, vehicle listing fees, and vehicle selling fees that can be based on a predetermined percentage of the vehicle sales price, tiered vehicle sales price driven fees, or at a fixed fee based on the sale of each vehicle regardless of the selling price of the vehicle; transportation fees for the cost of transporting the vehicle to our facility; title processing and preparation fees; vehicle storage fees; bidding fees; and vehicle loading fees. These services are not distinct within the context of the contract. Accordingly, revenue for these services is recognized when the single performance obligation is satisfied at the completion of the auction process. We do not take ownership of these consigned vehicles which are stored at our facilities located throughout the U.S. and international locations. These fees are recognized as net revenue (not gross vehicle selling price) at the time of auction in the amount of such fees charged.

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

	Year Ended July 31,
(In thousands)	2026	2025	2024
Service revenues
United States	$3,388,287	$3,451,558	$3,126,102
International	581,233	517,104	$434,900
Total service revenues	$3,969,520	$3,968,662	$3,561,002

Vehicle sales

Certain vehicles are purchased and remarketed on our own behalf. We have a single performance obligation related to the sale of these vehicles, which is the completion of the online auction process. Vehicle sales revenue is recognized on the auction date. As we act as a principal in vehicle sales transactions, the gross sales price at auction is recorded as revenue.

	Year Ended July 31,
(In thousands)	2026	2025	2024
Vehicle sales
United States	$419,143	$403,546	$338,633
International	$277,546	$274,750	$337,188
Total vehicle sales	$696,689	$678,296	$675,821

Contract assets

We capitalize certain contract assets related to obtaining a contract, where the amortization period for the related asset is greater than one year. These assets are amortized over the expected life of the customer agreement. Contract assets are classified as current or long-term other assets, based on the timing of when we expect to recognize the related revenues and are amortized as an offset to the associated revenues on a straight-line basis. We assess these costs for impairment at least quarterly and as “triggering” events occur that indicate it is more likely than not that an impairment exists. The contract asset costs where the amortization period for the related asset is one year or less are expensed as incurred and recorded within general and administrative expenses in the accompanying consolidated statements of income.

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

Recently Issued Accounting Standards

For a description of the new accounting standards that affect us, refer to the Notes to Consolidated Financial Statements, NOTE 1 – Summary of Significant Accounting Policies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our principal exposures to financial market risk are interest rate risk and foreign currency exchange rate and translation risk. We do not hold or issue financial instruments for trading purposes.

Interest Income Risk

The primary objective of our investment activities is to preserve principal while secondarily maximizing yields without significantly increasing risk. To achieve this objective in the current uncertain global financial markets, all cash and cash equivalents were held in bank deposits, U.S. Treasury Bills, and money market funds as of July 31, 2026. As the interest rates on a material portion of our cash and cash equivalents are variable, a change in interest rates earned on our investment portfolio would impact interest income along with cash flows, but would not materially impact the fair market value of the related underlying instruments. Based on the average cash balance held for fiscal 2026, a hypothetical 10% adverse change in our interest yield would not have materially affected our operating results.

Interest Expense Risk

The 2026 Credit Agreement bears interest, at our election, at either (1) the applicable fixed rate plus 0.75% to 1.125% or (2) the daily rate plus 0.0% to 0.125%, in each case, depending on the Company’s consolidated total net leverage ratio. Additionally, the unused revolving commitments under the 2026 Credit Agreement are subject to the payment of a customary commitment fee at a range of 0.05% to 0.125%, depending on the Company’s consolidated total net leverage ratio. If interest rates were to increase by 10% it would not materially affect our operating results.

Foreign Currency and Translation Exposure

Fluctuations in foreign currencies create volatility in our reported results of operations because we are required to consolidate the results of operations of our foreign currency denominated subsidiaries. International net revenues are typically denominated in the local currency of each country and result from transactions by our operations in Canada, the U.K., Brazil, the Republic of Ireland, Germany, Finland, the U.A.E., Oman, Bahrain, and Spain. These operations also incur a majority of their expenses in the following local currencies, the Pounds Sterling, Canadian dollar, Brazilian real, European Union euro, U.A.E. dirham, Omani rial, and Bahraini dinar. Our international operations are subject to risks associated with foreign exchange rate volatility, which could have a material and adverse impact on our future results of operations. A hypothetical 10% adverse change in the value of the U.S. dollar relative to Pounds Sterling, Canadian dollar, Brazilian real, European Union euro, U.A.E. dirham, Omani rial, and Bahraini dinar would not materially affect our operating results for fiscal 2026.

Fluctuations in foreign currencies also create volatility in our consolidated financial position because we are required to remeasure substantially all assets and liabilities held by our foreign subsidiaries at the current exchange rate at the close of the accounting period. At July 31, 2026, the cumulative effect of foreign exchange rate fluctuations on our consolidated financial position was a net translation loss of $109.8 million. This loss was recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income. A hypothetical 10% adverse change in the value of the U.S. dollar relative to Pounds Sterling, Canadian dollar, Brazilian real, European Union euro, U.A.E. dirham, Omani rial, and Bahraini dinar. would not have materially affected our consolidated financial position. We do not hedge our exposure to translation risks arising from fluctuations in foreign currency exchange rates.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of July 31, 2026, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our CEO and CFO. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our CEO and CFO have concluded that, our Disclosure Controls were effective at the reasonable assurance level as of July 31, 2026.

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

Management, including our CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of July 31, 2026. Ernst & Young LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included herein.

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

Except for the new financial system implementation noted above, there have been no changes in our internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Copart, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Copart, Inc.’s internal control over financial reporting as of July 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Copart, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of July 31, 2026, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2026 consolidated financial statements of the Company, and our report dated September 28, 2026, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas

September 28, 2026

Item 9B. Other Information

During the three months ended July 31, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we intend to file a definitive proxy statement for our 2026 Annual Meeting of Stockholders (“the Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included therein is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference to the proposal captioned “Election of Directors,” and the sections titled “Corporate Governance and Board of Directors” and “Related Person Transactions” in our Proxy Statement.

Delinquent Section 16(a) Reports

There were no delinquent Section 16(a) Reports during fiscal 2026.

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

The Code of Ethics is available on the Investor Relations page at our website, located at http://www.copart.com. The information contained on, or accessible through, out website is not incorporated by reference into, and does not consitute a part of, this Form 10-K.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Form 10-K:

(a)
Financial statements:

Our consolidated financial statements at July 31, 2026 and 2025 and for each of the three years in the period ended July 31, 2026 and the notes thereto, together with the report of the independent registered public accounting firm on those consolidated financial statements are hereby filed as part of this Annual Report on Form 10-K.

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

			Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	January 26, 2026
10.11	*	Executive Officer Employment Agreement, effective December 5, 2022, between the registrant and Leah Stearns	Quarterly Report on Form 10-Q (File No. 000-23255), Exhibit No. 10	February 24, 2023

Incorporated by reference herein
Exhibit Number		Description	Form	Date
10.12	*	Transition and Separation Agreement and General Release, dated June 25, 2026, by and between the Company and Jeffrey Liaw	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.1	June 29, 2026
10.13	*	Omnibus Amendment to Award Agreements under the Copart, Inc. 2007 Equity Incentive Plan, dated June 25, 2026, by and between the Company and Jeffrey Liaw	Current Report on Form 8-K (File No. 000-23255), Exhibit No. 10.2	June 29, 2026
10.14	*	Employment Agreement between the Registrant and Jane Pocock	—	Filed herewith
10.15	*	Outside Director Compensation Program	Annual Report on Form 10-K (File No. 000-23255), Exhibit 10.12	September 30, 2024
10.16		Corporate Aircraft Personal Use Policy	Current Report on Form 8-K (File No. 000-23255), Exhibit 10.1	March 12, 2024
19.1		Insider Trading Policy	Annual Report on Form 10-K (File No. 000-23255), Exhibit 19.1	September 26, 2025
21.1		List of subsidiaries of Registrant	—	Filed herewith
23.1		Consent of Independent Registered Public Accounting Firm	—	Filed herewith
24.1		Power of Attorney (included on signature page)	—	Filed herewith
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.1	(1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.2	(1)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
97.1		Compensation Recovery Policy	Annual Report on Form 10-K (File No. 000-23255), Exhibit 97.1	September 30, 2024
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		XBRL Taxonomy Extension Schema Document
104		Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL).

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
A. Jayson Adair Chief Executive Officer (Principal Executive Officer)

Date: September 28, 2026

COPART, INC.

By:	/s/ LEAH STEARNS
Leah Stearns Chief Financial Officer (Principal Financial and Accounting Officer and duly Authorized Officer)

Date: September 28, 2026

POWER OF ATTORNEY

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints A. Jayson Adair and Leah Stearns, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ok

Signature	Capacity in Which Signed	Date
/s/ A. JAYSON ADAIR	Chief Executive Officer (Principal Executive Officer)	September 28, 2026
A. Jayson Adair

/s/ LEAH STEARNS	Chief Financial Officer (Principal Financial and Accounting Officer)	September 28, 2026
Leah Stearns

/s/ WILLIS J. JOHNSON	Chairman of the Board	September 28, 2026
Willis J. Johnson

/s/ DAVID J. BERGER	Director	September 28, 2026
David J. Berger

/s/ MATT BLUNT	Director	September 28, 2026
Matt Blunt

/s/ STEVEN D. COHAN	Director	September 28, 2026
Steven D. Cohan

/s/ DANIEL ENGLANDER	Director	September 28, 2026
Daniel Englander

/s/ STEPHEN FISHER	Director	September 28, 2026
Stephen Fisher

/s/ CHERYLYN HARLEY LEBON	Director	September 28, 2026
Cherylyn Harley LeBon

/s/ JAMES E. MEEKS	Director	September 28, 2026
James E. Meeks

/s/ DIANE M. MOREFIELD	Director	September 28, 2026
Diane M. Morefield

/s/ CARL SPARKS	Director	September 28, 2026
Carl Sparks

/s/ THOMAS N. TRYFOROS	Director	September 28, 2026
Thomas N. Tryforos

Copart, Inc.

Index to Consolidated Financial Statements

and Financial Statement Schedule

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Copart, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Copart, Inc. (the Company) as of July 31, 2026 and 2025, the related consolidated statements of income, comprehensive income, changes in redeemable noncontrolling interests and stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of July 31, 2026, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated September 28, 2026 expressed an unqualified opinion thereon.

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

Dallas, Texas

September 28, 2026

COPART, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	July 31,
	2026	2025
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$1,907,901	$2,780,531
Investment in held to maturity securities	2,581,901	2,008,539
Accounts receivable, net of allowance for credit losses of $18,551 and $12,945, respectively	809,247	762,811
Vehicle pooling costs	122,948	116,145
Inventories	51,382	39,661
Income taxes receivable	49,856	580
Prepaid expenses and other assets	44,959	46,361
Total current assets	5,568,194	5,754,628
Property and equipment, net	3,733,220	3,598,093
Operating lease right-of-use assets	83,728	99,708
Intangibles, net	50,477	62,832
Goodwill	511,297	517,779
Other assets	80,894	57,862
Total assets	$10,027,810	$10,090,902
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$634,675	$591,831
Deferred revenue	32,466	30,440
Income taxes payable	21,437	41,141
Current portion of operating and finance lease liabilities	15,163	19,869
Total current liabilities	703,741	683,281
Deferred income taxes	127,918	80,625
Income taxes payable	9,067	35,635
Operating and finance lease liabilities, net of current portion	73,204	83,870
Total liabilities	913,930	883,411
Commitments and contingencies
Redeemable non-controlling interest	16,585	20,458
Stockholders’ equity:
Preferred stock: $0.0001 par value—5,000,000 shares authorized; none issued	—	—
Common stock: $0.0001 par value—1,600,000,000 shares authorized; 926,298,293 and 967,478,690 shares issued and outstanding, respectively	93	97
Additional paid-in capital	1,226,354	1,214,150
Accumulated other comprehensive loss	(109,778)	(120,283)
Retained earnings	7,980,626	8,093,069
Total stockholders’ equity	9,097,295	9,187,033
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$10,027,810	$10,090,902

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended July 31,
	2026	2025	2024
Service revenues and vehicle sales:
Service revenues	$3,969,520	$3,968,662	$3,561,002
Vehicle sales	696,689	678,296	675,821
Total service revenues and vehicle sales	4,666,209	4,646,958	4,236,823
Operating expenses:
Facility operations	1,965,888	1,944,318	1,710,084
Cost of vehicle sales	616,463	602,997	619,487
General and administrative	431,268	402,929	335,229
Total operating expenses	3,013,619	2,950,244	2,664,800
Operating income	1,652,590	1,696,714	1,572,023
Other income:
Interest income, net	181,923	178,909	145,673
Other income (expense), net	464	19,958	(3,095)
Total other income	182,387	198,867	142,578
Income before income taxes	1,834,977	1,895,581	1,714,601
Income tax expense	354,580	347,218	352,254
Net income	1,480,397	1,548,363	1,362,347
Less: Net loss attributable to redeemable noncontrolling interest	(3,873)	(4,086)	(673)
Net income attributable to Copart, Inc.	$1,484,270	$1,552,449	$1,363,020

Basic net income per common share	$1.56	$1.61	$1.42
Weighted average common shares outstanding	949,640	965,306	960,739
Diluted net income per common share	$1.55	$1.59	$1.40
Diluted weighted average common shares outstanding	956,860	977,563	974,798

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended July 31,
	2026	2025	2024
Comprehensive income, net of tax:
Net income	$1,480,397	$1,548,363	$1,362,347
Other comprehensive income:
Foreign currency translation adjustments	10,505	22,689	(1,966)
Comprehensive income	$1,490,902	$1,571,052	$1,360,381
Less: Comprehensive loss attributable to redeemable noncontrolling interest	$(3,873)	$(4,086)	$(673)
Comprehensive income attributable to Copart, Inc.	$1,494,775	$1,575,138	$1,361,054

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.

CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional	Accumulated Other		Total	Redeemable
	Outstanding		Paid-in	Comprehensive	Retained	Stockholders’	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity	Interest
Balance at July 31, 2023	957,344,162	96	938,910	(141,006)	5,189,440	5,987,440	—
Net income	—	—	—	—	1,363,020	1,363,020	(673)
Currency translation adjustment	—	—	—	(1,966)	—	(1,966)	—
Acquisition of controlling interest	2,499,993	—	112,075	—	—	112,075	25,217
Exercise of stock options, net of repurchased shares	2,560,852	—	24,260	—	(6,558)	17,702	—
Employee stock-based compensation	246,962	—	33,334	—	—	33,334	—
Shares issued for Employee Stock Purchase Plan	315,042	—	12,406	—	—	12,406	—
Balance at July 31, 2024	962,967,011	96	1,120,985	(142,972)	6,545,902	7,524,011	24,544
Net income	—	—	—	—	1,552,449	1,552,449	(4,086)
Currency translation adjustment	—	—	—	22,689	—	22,689	—
Exercise of stock options, net of repurchased shares	3,961,105	1	42,759	—	(5,282)	37,478	—
Employee stock-based compensation	212,867	—	35,727	—	—	35,727	—
Shares issued for Employee Stock Purchase Plan	337,707	—	14,679	—	—	14,679	—
Balance at July 31, 2025	967,478,690	97	1,214,150	(120,283)	8,093,069	9,187,033	20,458
Net income	—	—	—	—	1,484,270	1,484,270	(3,873)
Currency translation adjustment	—	—	—	10,505	—	10,505	—
Exercise of stock options, net of repurchased shares	1,529,369	—	16,702	—	(3,736)	12,966	—
Employee stock-based compensation	213,253	—	37,065	—	—	37,065	—
Shares issued for Employee Stock Purchase Plan	510,145	—	14,312	—	—	14,312	—
Shares repurchased	(43,433,164)	(4)	(55,875)	—	(1,592,977)	(1,648,856)	—
Balance at July 31, 2026	926,298,293	$93	$1,226,354	$(109,778)	$7,980,626	$9,097,295	$16,585

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended July 31,
	2026	2025	2024
Cash flows from operating activities:
Net income	$1,480,397	$1,548,363	$1,362,347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt cost	238,466	217,784	190,256
Allowance for credit losses	5,599	354	3,914
Gain on extinguishment of liabilities	—	—	(4,058)
Equity in losses (income) from unconsolidated affiliates	326	(149)	2,241
Stock-based compensation	38,818	38,004	35,234
Loss (gain) on sale of property and equipment	1,130	(13,726)	(2,386)
Deferred taxes	47,359	(13,440)	(847)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(80,629)	(33,950)	(145,385)
Vehicle pooling costs	(6,358)	16,705	(9,542)
Inventories	(11,443)	4,655	(3,698)
Prepaid expenses and other current and non-current assets	(47,613)	7,748	(71,067)
Operating lease right-of-use assets and lease liabilities	690	478	1,064
Accounts payable and accrued liabilities	32,507	69,599	59,528
Deferred revenue	1,908	2,159	1,867
Income taxes receivable	(49,277)	(575)	6,561
Income taxes payable	(47,388)	(44,259)	46,535
Net cash provided by operating activities	1,604,492	1,799,750	1,472,564
Cash flows from investing activities:
Purchases of property and equipment	(337,363)	(568,990)	(510,990)
Assets and liabilities acquired in connection with acquisition	(5,004)	(1,223)	17,662
Proceeds from sale of property and equipment	12,575	31,831	4,166
Investment in held to maturity securities	(2,889,072)	(4,001,918)	(4,087,162)
Proceeds from held to maturity securities	2,345,000	3,960,000	3,645,000
Investment in unconsolidated affiliate	(3,737)	(7,148)	(8,755)
Net cash used in investing activities	(877,601)	(587,448)	(940,079)
Cash flows from financing activities:
Proceeds from the exercise of stock options	16,702	42,759	24,260
Proceeds from the issuance of Employee Stock Purchase Plan shares	14,312	14,679	12,406
Repurchases of common stock	(1,632,538)	—	—
Payments for employee stock-based tax withholdings	(3,736)	(5,282)	(6,558)
Principal payments on revolver facility	—	—	(10,821)
Debt issuance costs	(1,534)	—	—
Payments of finance lease obligations	(60)	(49)	(14)
Net cash (used) provided by financing activities	(1,606,854)	52,107	19,273
Effect of foreign currency translation	7,333	2,011	4,958
Net increase (decrease) in cash, cash equivalents, and restricted cash	(872,630)	1,266,420	556,716
Cash, cash equivalents, and restricted cash at beginning of period	2,780,531	1,514,111	957,395
Cash, cash equivalents, and restricted cash at end of period	$1,907,901	$2,780,531	$1,514,111
Supplemental disclosure of cash flow information:
Interest paid	$1,866	$2,019	$3,127
Income taxes paid, net of refunds	$398,380	$409,003	$285,891
Purchase of property and equipment through settlement of deposit	$6,222	$64,050	$—

The accompanying notes are an integral part of these consolidated financial statements.

COPART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2026

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

The stock dividend increased the number of shares of common stock outstanding and all share and per share amounts have been retroactively adjusted for the stock dividends, as of the date earliest presented in these financial statements to conform to current year presentation.

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

Service Revenues

The Company’s service revenues consist of auction and auction-related sales transaction fees charged for vehicle remarketing services. Within this revenue category, the Company’s primary performance obligation is the auctioning of consigned vehicles through an online auction process. These auction and auction-related services may include a combination of (i) vehicle purchasing fees, vehicle listing fees, and vehicle selling fees that can be based on a predetermined percentage of the vehicle sales price, tiered vehicle sales price driven fees, or at a fixed fee based on the sale of each vehicle regardless of the selling price of the vehicle; (ii) transportation fees for the cost of transporting the vehicle to the Company’s facility; (iii) title processing and preparation fees; (iv) vehicle storage fees; (v) bidding fees; and (vi) vehicle loading fees. These services are not distinct within the context of the contract. Accordingly, revenue for these services is recognized when the single performance obligation is satisfied at the completion of the auction process. The Company does not take ownership of these consigned vehicles, which are stored at the Company’s facilities located throughout the U.S. and at its international locations. These fees are recognized as net revenue (not gross vehicle selling price) at the time of auction in the amount of such fees charged.

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

	Year Ended July 31,
(In thousands)	2026	2025	2024
Service revenues
United States	$3,388,287	$3,451,558	$3,126,102
International	581,233	517,104	434,900
Total service revenues	$3,969,520	$3,968,662	$3,561,002

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

	Year Ended July 31,
(In thousands)	2026	2025	2024
Vehicle sales
United States	$419,143	$403,546	$338,633
International	277,546	274,750	337,188
Total vehicle sales	$696,689	$678,296	$675,821

Contract Assets

The Company capitalizes certain contract assets related to obtaining a contract, where the amortization period for the related asset is greater than one year. These assets are amortized over the expected life of the customer agreement. Contract assets are classified as current or long-term other assets, based on the timing of when the Company expects to recognize the related revenues and are amortized as an offset to the associated revenues on a straight-line basis. The Company assesses these costs for impairment at least quarterly and as “triggering” events occur that indicate it is more likely than not that an impairment exists. The contract asset costs where the amortization period for the related asset is one year or less are expensed as incurred and recorded within general and administrative expenses in the accompanying consolidated statements of income.

The change in the carrying amount of contract assets was as follows (In thousands):

Balance as of July 31, 2024	$49,238
Capitalized contract assets during the period	22
Costs amortized during the period	(9,149)
Effect of foreign currency exchange rates	(4)
Balance as of July 31, 2025	$40,107
Capitalized contract assets during the period	5,025
Costs amortized during the period	(8,671)
Effect of foreign currency exchange rates	5
Balance as of July 31, 2026	$36,466

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

The cumulative effects of foreign currency exchange rate fluctuations were as follows (In thousands):

Cumulative loss on foreign currency translation as of July 31, 2024	$(142,972)
Gain on foreign currency translation	22,689
Cumulative loss on foreign currency translation as of July 31, 2025	$(120,283)
Gain on foreign currency translation	10,505
Cumulative loss on foreign currency translation as of July 31, 2026	$(109,778)

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

The amounts recorded for financial instruments in the Company’s consolidated financial statements, which included cash, restricted cash, accounts receivable, accounts payable, accrued liabilities, and amounts outstanding under the 2026 Credit Agreement approximated their fair values as of July 31, 2026 and 2025, due to the short-term nature of those instruments. Cash equivalents and long-term debt are classified within Level II of the fair value hierarchy because they are valued using market based inputs. Held to maturity investments are classified within Level I of the fair value hierarchy because they are valued at quoted prices for identical assets that are traded in active markets. See NOTE 9 – Long-Term Debt and NOTE 10 – Fair Value Measurements.

Cost of Vehicle Sales

Cost of vehicle sales includes the purchase price of vehicles sold for the Company’s own account.

Facility Operations

Facility operations expenses consist primarily of: (i) labor (operating personnel at facilities); (ii) transportation primarily provided by third-party (miles traveled and fuel rates); (iii) facilities (maintenance, property-related taxes, rent, and insurance); and (iv) other (marketing and auction related costs).

General and Administrative Expenses

General and administrative expenses consist primarily of executive management, accounting, data processing, sales personnel, professional services, marketing expenses, and system maintenance and enhancements.

Advertising

All advertising costs are expensed as incurred and are included in facility operations expenses for costs directly related to the auction process and the remainder in general and administrative expenses on the consolidated statements of income. Advertising expenses were $38.8 million, $33.6 million, and $26.1 million for the years ended July 31, 2026, 2025, and 2024, respectively.

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

Net Income Per Share

Basic net income per share amounts were computed by dividing net income attributable to Copart, Inc. by the weighted average number of common shares outstanding during the period. Diluted net income per share amounts were computed by dividing net income attributable to Copart, Inc. by the weighted average number of common shares outstanding plus dilutive potential common shares calculated for stock options, restricted stock, restricted stock units, and performance stock units outstanding during the period using the treasury stock method.

Redeemable Noncontrolling Interest

Redeemable noncontrolling interests represent a 20% noncontrolling ownership in Purple Wave, a consolidated subsidiary of the Company. Redeemable noncontrolling interests are presented outside of permanent equity on the consolidated balance sheets as they are redeemable by the holders of the noncontrolling interest and the redemption is outside the control of the Company. The redeemable noncontrolling interests were initially recorded at their issuance date fair value of $25.2 million. We record the carrying amount of the redeemable noncontrolling interests at the greater of (i) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss and its share of other comprehensive income or loss, and dividends or (ii) the redemption value. For interests that are redeemable in the future, we recognize changes in the redemption value immediately as they occur. Shares are redeemable at adjusted fair value from the third anniversary of the acquisition through the 10th anniversary of acquisition and are redeemable at fair value thereafter.

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

	July 31, 2026
(In thousands)	Amortized Cost	Gross Unrealized Gains	Fair Value
Investment in held to maturity securities	$2,581,901	$14,985	$2,596,886

	July 31, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Fair Value
Investment in held to maturity securities	$2,008,539	$15,575	$2,024,114

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

No single customer accounted for more than 10% of the Company’s consolidated revenues for the years ended July 31, 2026, 2025, and 2024.

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

Capitalized Software Costs

The Company capitalizes system development costs and website development costs related to the enterprise computing services during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three to seven years. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that impact the recoverability of these assets. Total gross capitalized software as of July 31, 2026 and 2025 was $136.4 million and $120.0 million respectively. Accumulated amortization expense related to software as of July 31, 2026 and 2025 totaled $98.1 million and $81.6 million, respectively.

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

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during a period from non-stockholder sources. For the years ended July 31, 2026, 2025 and 2024, accumulated other comprehensive income (loss) was the effect of foreign currency translation adjustments. Deferred taxes are not provided on cumulative translation adjustments where the Company expects earnings of a foreign subsidiary to be indefinitely reinvested.

Recently Issued Accounting Pronouncements

Adopted

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, primarily related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company adopted the provisions of ASU 2023-09 for the fiscal year ended July 31, 2026 and applied the provisions on a prospective basis. See NOTE 13 — Income Taxes.

Pending

In November 2024, FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires disclosure of specified information about certain costs and expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied either prospectively or retrospectively. Management is currently evaluating this ASU to determine its impact on the Company's disclosures.

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

NOTE 3 — Accounts Receivable, Net

Accounts receivable, net consisted of:

	July 31,
(In thousands)	2026	2025
Advance charges receivable	$559,237	$540,747
Trade accounts receivable	230,709	200,969
Other receivables	37,852	34,040
	827,798	775,756
Less: Allowance for credit loss	(18,551)	(12,945)
Accounts receivable, net	$809,247	$762,811

Advance charges receivable represents amounts paid to third parties on behalf of insurance companies for which the Company will be reimbursed when the vehicle is sold. Advance charges are recovered within one year. Trade accounts receivable includes fees and gross auction proceeds to be collected from insurance companies and buyers.

NOTE 4 — Property and Equipment, Net

Property and equipment, net consisted of the following:

	July 31,
(In thousands)	2026	2025
Land	$2,501,243	$2,394,553
Buildings and improvements	1,875,064	1,684,171
Transportation and other equipment	590,708	580,029
Office furniture and equipment	116,908	100,894
Internal-use software	136,416	120,031
	5,220,339	4,879,678
Less: Accumulated depreciation and amortization	(1,487,119)	(1,281,585)
Property and equipment, net	$3,733,220	$3,598,093

Depreciation expense on property and equipment was $200.8 million, $188.9 million and $167.7 million for the years ended July 31, 2026, 2025, and 2024, respectively. Amortization expense of software was $15.7 million, $13.0 million, and $8.6 million for the years ended July 31, 2026, 2025 and 2024, respectively.

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

Components of lease expense were as follows:

	Year Ended July 31,
(In thousands)	2026	2025
Operating lease expense	$21,441	$28,383
Finance lease expense:
Amortization of right-of-use assets	35	101
Interest on finance lease liabilities	123	249
Short-term lease expense	6,426	6,627
Variable lease expense	1,647	1,407
Total lease expense	$29,672	$36,767

The components of right-of-use assets and lease liabilities on the consolidated balance sheets were as follows (In thousands):

Lease Asset and Liabilities	Balance Sheet Classification (In thousands)	July 31, 2026	July 31, 2025
Operating lease right-of-use assets	Operating lease right-of-use assets	$83,728	$99,708
Finance lease right-of-use assets	Property and equipment, net	2,645	2,648
Total lease assets, net		$86,373	$102,356

Operating lease liabilities - current	Current portion of operating and finance lease liabilities	$15,102	$19,810
Finance lease liabilities - current	Current portion of operating and finance lease liabilities	61	59
Operating lease liabilities - non-current	Operating and finance lease liabilities, net of current portion	70,539	81,224
Finance lease liabilities - non-current	Operating and finance lease liabilities, net of current portion	2,665	2,646
Total lease liabilities		$88,367	$103,739

The weighted-average remaining lease terms and discount rates as of July 31, 2026 were as follows:

	Weighted-Average Remaining Lease Term (In years)	Weighted-Average Discount Rate(1)
Operating leases	9.53	4.48%
Finance leases	29.47	4.47%

(1)
The Company cannot determine the interest rate implicit in the Company’s leases. Therefore, the discount rate represents the Company’s incremental borrowing rate and is determined based on the risk-free rate, adjusted for the risk premium attributed to the Company’s imputed corporate credit rating for a secured or collateralized instrument.

Supplemental cash flow information related to leases for the years ended July 31 were as follows (In thousands):

	Year Ended July 31,
(In thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$20,976	$28,026
Operating cash flows related to finance leases	77	260
Financing cash flows related to finance leases	60	49
Right-of-use assets obtained in exchange for new operating lease liabilities	16,750	9,516
Right-of-use assets obtained in exchange for new finance lease liabilities	—	2,653

The annual maturities of the Company’s lease liabilities as of July 31, 2026 were as follows:

Fiscal Year (In thousands)	Finance Leases	Operating Leases
2027	$137	$17,450
2028	137	15,880
2029	137	13,535
2030	137	8,188
2031	137	6,976
Thereafter	4,465	41,997
Total future lease commitments	$5,150	$104,026
Less: imputed interest	(2,424)	(18,385)
Present value of lease liabilities	$2,726	$85,641

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

Future lease payments receivable under operating leases with terms greater than one year as of July 31, 2026 were as follows:

Fiscal Year (In thousands)	Operating Leases
2027	$5,225
2028	4,494
2029	3,395
2030	159
2031	155
Thereafter	1,315
Total future lease payments receivable	$14,743

The cost of the leased space was $58.8 million and $58.8 million as of July 31, 2026 and 2025, respectively. The accumulated depreciation associated with the leased assets was $7.9 million and $6.7 million as of July 31, 2026 and 2025, respectively. Both the leased assets and accumulated depreciation are included in Property and equipment, net on the consolidated balance sheets. Rental income from these operating leases was $17.1 million and $20.7 million for the years ended July 31, 2026 and 2025, respectively, and is included within service revenues on the consolidated statements of income.

NOTE 6 — Goodwill

The change in the carrying amount of goodwill was as follows:

	July 31,
(In thousands)	2026	2025
Beginning balance	$517,779	$513,909
Adjustments related to business combinations	907	207
Effect of foreign currency exchange rates	(7,389)	3,663
Ending balance	$511,297	$517,779

In accordance with the guidance in ASC 350, goodwill is tested for impairment on an annual basis or upon the occurrence of circumstances that indicate that goodwill may be impaired.

The Company’s annual goodwill impairment analysis, which was performed qualitatively during the fourth quarter of fiscal 2026 and 2025, did not result in an impairment charge. This qualitative analysis considered all relevant factors specific to the reporting units, including macroeconomic conditions; industry and market considerations; overall financial performance; and relevant entity-specific events.

NOTE 7 — Intangibles, Net

The following table sets forth intangible assets by major asset class:

	Gross Carrying Amount		Accumulated Amortization		Net Book Value		Weighted Average Remaining Useful Life (in years)
	July 31,		July 31,		July 31,		July 31,
(In thousands, except remaining useful life)	2026	2025	2026	2025	2026	2025	2026	2025
Amortized intangibles:
Supply contracts and customer relationships	$87,978	$86,956	$(68,970)	$(58,747)	$19,008	$28,209	2	3
Trade names	19,339	19,327	(16,186)	(14,451)	3,153	4,876	2	3
Licenses and databases	16,615	16,608	(5,219)	(3,622)	11,396	12,986	7	8
Indefinite-lived intangibles:
Trade names:	16,920	16,761	—	—	16,920	16,761	—	—
Total intangibles	$140,852	$139,652	$(90,375)	$(76,820)	$50,477	$62,832

Aggregate amortization expense on intangible assets was $13.0 million, $13.9 million, and $13.4 million for the years ended July 31, 2026, 2025, and 2024, respectively.

Intangible amortization expense for the next five fiscal years based upon July 31, 2026 intangible assets is expected to be as follows (In thousands):

2027	$12,803
2028	11,809
2029	2,107
2030	1,679
2031	1,679
Thereafter	3,479
Total future intangible amortization expense	$33,556

NOTE 8 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	July 31,
(In thousands)	2026	2025
Accounts payable to sellers	$211,786	$184,697
Buyer deposits and prepayments	175,052	169,629
Trade accounts payable	28,711	29,705
Accrued compensation and benefits	70,987	67,057
Taxes payable	12,276	12,789
Accrued insurance	26,405	30,165
Other accrued liabilities	109,458	97,789
Total accounts payable and accrued expenses	$634,675	$591,831

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

The Company is partially self-insured for certain losses related to general liability, workers’ compensation and auto liability. Accrued insurance liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date, including an estimate for reported and unreported claims. The estimated liability is not discounted and is established based upon analysis of historical data, including the Company’s historical claim frequency and severity, actuarial estimates and is reviewed periodically by management to ensure that the liability is appropriate.

NOTE 9 – Long-Term Debt

Credit Agreement

On January 23, 2026, the Company entered into a Senior Revolving Credit Agreement (the "2026 Credit Agreement") by and among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent. The 2026 Credit Agreement provides for an unsecured revolving credit facility in an aggregate principal amount of up to $1,250 million, including subfacilities for standby letters of credit and swingline loans. The 2026 Credit Agreement matures on January 23, 2031. The 2026 Credit Agreement replaced the previous secured credit facility under the credit agreement dated December 21, 2021 by and among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto, and Bank of America, N.A., as the administrative agent (the “Second Amended and Restated Credit Agreement”), which was scheduled to mature on December 21, 2026.

Borrowings under the 2026 Credit Agreement bear interest based on the Company’s option, either (1) the applicable fixed rate plus 0.75% to 1.125% or (2) the daily rate plus 0.0% to 0.125%, in each case, depending on the Company’s consolidated total net leverage ratio. Additionally, the unused revolving commitments under the 2026 Credit Agreement are subject to the payment of a customary commitment fee at a range of 0.05% to 0.125%, depending on the Company’s consolidated total net leverage ratio. As of July 31, 2026, the Company had outstanding letters of credit of $22.5 million and the unused capacity of $1,227.5 million was available to us.

The 2026 Credit Agreement contains representations and warranties, conditions, and covenants. As of July 31, 2026, the Company was in compliance with these financial covenants.

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

NOTE 10 – Fair Value Measurements

The following table summarizes the carrying values and fair values of the Company’s financial instruments that were not carried at fair value in the consolidated balance sheets:

	July 31, 2026		July 31, 2025
(In thousands)	Carrying Value Total	Fair Value Total	Carrying Value Total	Fair Value Total
Assets
Cash equivalents	$1,016,694	$1,018,328	$2,196,593	$2,204,512
Investment in held to maturity securities	2,581,901	2,596,886	2,008,539	2,024,114
Total assets	$3,598,595	$3,615,214	$4,205,132	$4,228,626

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

During the year ended July 31, 2026, no transfers were made between any levels within the fair value hierarchy. See NOTE 1 – Summary of Significant Accounting Policies and NOTE 9 – Long-Term Debt.

NOTE 11 — Net Income Per Share

The table below reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Year Ended July 31,
(In thousands)	2026	2025	2024
Weighted average common shares outstanding	949,640	965,306	960,739
Effect of dilutive securities	7,220	12,257	14,059
Weighted average common and dilutive potential common shares outstanding	956,860	977,563	974,798

There were no material adjustments to net income required in calculating diluted net income per share. Excluded from the dilutive net income per share calculation were 14,127,223; 4,523,264; and 2,612,116 options to purchase the Company’s common stock and restricted stock for the years ended July 31, 2026, 2025 and 2024, respectively, because their inclusion would have been anti-dilutive.

NOTE 12 — Stockholders’ Equity

General

The Company has authorized the issuance of 1.6 billion shares of common stock, with a par value of $0.0001, of which 926,298,293 shares were issued and outstanding at July 31, 2026. As of July 31, 2026 and 2025, the Company had reserved 43,587,656 and 45,431,198 shares of common stock, respectively, for the issuance of options, restricted stock (“RSA”), restricted stock units (“RSU”), or performance stock units (“PSU”) granted under the Company’s equity incentive plans and 2,790,241 and 3,300,386 shares of common stock, respectively, for the issuance of shares under the Copart, Inc. Employee Stock Purchase Plan (“ESPP”). The Company has authorized the issuance of five million shares of preferred stock, with a par value of $0.0001, none of which were issued or outstanding at July 31, 2026 or 2025, which have the rights and preferences as the Company’s Board of Directors shall determine, from time to time.

Stock Repurchases

On September 22, 2011, the Company's Board of Directors approved a 320 million share increase in our stock repurchase program, bringing the total current authorization to 784 million shares. The repurchases may be effected through solicited or unsolicited transactions in privately negotiated transactions or in the open market, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such repurchases will be made at such times and in such amounts as we deem appropriate and may be discontinued at any time. For fiscal year 2026, the Company repurchased 43,433,164 shares of its common stock at a weighted average price of $37.63 per share totaling $1.6 billion. The Company did not repurchase any common stock under the program for fiscal years 2025 and 2024. As of July 31, 2026, the total number of shares repurchased under the program was 502 million, and subject to applicable limitations under Delaware law, 282 million shares were available for repurchase under the program.

In fiscal 2026, certain employees held stock option awards that could be exercised through a cashless exercise. For the years ended July 31, 2026, 2025 and 2024, no employee exercised stock options through a cashless exercise. If exercised a portion of the options exercised will be net settled in satisfaction of the exercise price and employees’ statutory withholding requirements. Any shares withheld for taxes are treated as a repurchase of shares for accounting purposes but do not count against our stock repurchase program.

Employee Stock Purchase Plan

The ESPP provides for the purchase of up to an aggregate of 40 million shares of common stock of the Company by employees pursuant to the terms of the ESPP. The Company’s ESPP was adopted by the Board of Directors and approved by the Company’s stockholders in 1994. The ESPP was amended and restated in 2003 and again approved by the stockholders. In 2014, a new ESPP was approved by the Board of Directors and approved by the Company’s stockholders. Under the ESPP, employees of the Company who elect to participate have the right to purchase common stock at a 15% discount from the lower of the market value of the common stock at the beginning or the end of each six month offering period. The ESPP permits an enrolled employee to have contributions withheld from their salary an amount up to 10% of their compensation (which amount may be increased from time to time by the Company but may not exceed 15% of compensation). No employee may purchase more than $25,000 worth of common stock (calculated at the time the purchase right is granted) in any calendar year. The Compensation Committee of the Board of Directors administers the ESPP. The number of shares of common stock issued pursuant to the ESPP during the years ended July 31, 2026, 2025 and 2024 was 510,145; 337,707; and 315,042; respectively. As of July 31, 2026, there were 37,530,055 shares of common stock issued pursuant to the ESPP and 2,790,241 shares remain available for purchase under the ESPP.

Stock Options

In December 2007, the Company adopted the Copart, Inc. 2007 Equity Incentive Plan (“Plan”), presently covering an aggregate of 144 million shares of the Company’s common stock. The Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and other equity-based awards to employees and non-qualified stock options, restricted stock, restricted stock units and other equity-based awards to employees, officers, directors and consultants at prices not less than 100% of the fair market value for incentive and non-qualified stock options, as determined by the Board of Directors at the grant date. Incentive and non-qualified stock options may have terms of up to ten years and vest over periods determined by the Board of Directors. Options generally vest ratably over a five year period. The Plan replaced the Company’s 2001 Stock Option Plan. As of July 31, 2026, 21,225,659 shares were available for grant under the Plan and the number of options that were in-the-money was 12,090,402 at July 31, 2026.

The table below sets forth the stock-based compensation recognized by the Company for stock options, restricted stock, restricted unit awards, and performance stock units:

	Year Ended July 31,
(In thousands)	2026	2025	2024
General and administrative	$30,346	$29,897	$28,284
Facility operations	8,472	8,107	6,950
Total stock-based compensation	$38,818	$38,004	$35,234

Additionally, Purple Wave maintains an equity-based compensation plan for certain executives. Compensation cost attributable to Purple Wave equity-based compensation plan was $1.8 million and $2.3 million included in stock-based compensation for the fiscal years ended July 31, 2026 and 2025, respectively.

There were no material compensation costs capitalized as part of the cost of an asset as of July 31, 2026 and 2025. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

The fair value of each stock option without a market-based condition was estimated on the measurement date using the Black-Scholes Merton (“BSM”) option-pricing model. For options that included a market-based condition either the Monte Carlo simulation model or a lattice model was used. The BSM option-pricing model utilized the following assumptions:

	July 31,
	2026			2025			2024
Expected life (in years)	5.1	—	6.3	5.0	—	5.7	5.0	—	6.3
Risk-free interest rate	3.67%	—	3.78%	3.50%	—	4.03%	3.86%	—	4.43%
Estimated volatility	26.0%	—	30.0%	29.6%	—	30.3%	30.1%	—	30.6%
Expected dividends			—%			—%			—%
Weighted average fair value at measurement date			$16.60			$20.58			$9.93

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

Expected dividend—The Company does not expect to declare dividends. Therefore, the Company uses a zero value for the expected dividend value factor when using the BSM option-pricing model to determine the fair value of options granted.

Net cash proceeds from the exercise of stock options were $16.7 million, $42.8 million and $24.3 million for the years ended July 31, 2026, 2025 and 2024, respectively.

A summary of the status of the Company’s unvested stock options awards and activity during the year ended July 31, 2026 was as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant- date Fair Value
Unvested shares at July 31, 2025	2,089	$14.30
Grants of non-vested shares	821	16.60
Vested	(1,148)	12.63
Forfeitures or expirations	(565)	18.26
Unvested shares at July 31, 2026	1,197	$17.26

The following is a summary of activity for the Company’s stock options without a market-based condition for the year ended July 31, 2026:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2025	12,487	$21.61	3.87	$302,750
Grants of options	746	44.56
Modifications	1,620	30.46
Exercises	(1,529)	10.92
Forfeitures or expirations	(565)	48.12
Outstanding as of July 31, 2026	12,759	$24.19	3.52	$100,655
Exercisable as of July 31, 2026	11,640	$22.53	3.16	$100,655
Vested and expected to vest as of July 31, 2026	12,759	$24.19	3.52	$100,655

The Company grants option awards to certain executives that contain service and market conditions. The options will become exercisable over five years, subject to continued service by the executive, with 20% vesting on the first anniversary of the grant date and the balance vesting monthly over the subsequent four years. Separate and apart from the time-based vesting schedule, the options are also subject to a market condition requiring the trading price of Copart, Inc. common stock on the NASDAQ Global Select Market to be greater than or equal to 125% of the exercise price of the options, determined both (i) at the time of any exercise, and (ii) based on the closing price on each of the twenty consecutive trading days preceding the date of any exercise. The exercise price of the options is equivalent to the closing price of the Company’s common stock on the grant date. The fair value of the awards is determined at the grant date using either the Lattice or Monte Carlo model, risk-free interest rates ranging from 0.71% to 4.37%, estimated volatility ranging from 25.2% to 29.8%, and no expected dividends. The total estimated compensation expense to be recognized by the Company over the five-year service period for these options was $7.7 million as of July 31, 2026 and will be recognized using the accelerated attribution method over each vesting tranche of the award. The Company recognized $1.4 million, $3.8 million and $7.4 million in compensation expense related to these awards for the years ended July 31, 2026, 2025 and 2024, respectively.

Effective July 31, 2026, the Board of Directors approved a modification of certain stock option awards previously granted to Jeffrey Liaw in connection with his resignation as Chief Executive Officer. The modification removed the market condition applicable to the awards, but did not accelerate vesting or amend the remaining service period. The effects of the modification are reflected in the tables above and below, and the incremental compensation cost as a result of the modification was immaterial.

The following is a summary of activity for the Company’s stock option awards subject to market conditions for the year ended July 31, 2026:

(In thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2025	5,995	$24.70	5.47	$124,108
Grants of options	75	46.57
Modifications	(1,620)	30.46
Exercises	—	—
Forfeitures or expirations	—	—
Outstanding as of July 31, 2026	4,450	$22.97	4.18	$31,440
Exercisable as of July 31, 2026	4,255	$22.12	4.03	$31,440
Vested and expected to vest as of July 31, 2026	4,450	$22.97	4.18	$31,440

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the year ended July 31, 2026 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on July 31, 2026. The aggregate intrinsic value of options exercised was $41.8 million, $188.3 million and $105.5 million in the years ended July 31, 2026, 2025 and 2024, respectively, and represents the difference between the exercise price of the option and the estimated fair value of the Company’s common stock on the dates exercised. As of July 31, 2026, the total compensation cost related to non-vested stock options granted to employees under the Company’s stock equity incentive plans but not yet recognized was $14.8 million. This cost will be amortized on a straight-line basis over a weighted average remaining term of 2.21 years. The fair value of options vested for the years ended July 31, 2026, 2025 and 2024 was $14.5 million, $23.9 million and $21.5 million, respectively.

The following table summarizes all stock options outstanding and exercisable as of July 31, 2026:

(In thousands, except per share amounts)			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$6.98	—	$9.08	2,126	0.94	$8.32	2,126	$8.32
$10.99	—	$10.99	480	1.36	10.99	480	10.99
$14.57	—	$31.42	11,564	3.75	22.69	11,252	22.44
$31.98	—	$62.08	3,040	5.77	41.29	2,038	39.72
Outstanding as of July 31, 2026			17,210	3.69	$23.87	15,896	$22.42

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

The following is a summary of activity for the Company’s RSAs, RSUs, and PSUs for the year ended July 31, 2026:

(In thousands, except per share data)	Restricted and Performance Shares	Weighted Average Grant Date Fair Value
Outstanding as of July 31, 2025	1,778	$48.93
Grants	619	44.16
Vested	(311)	41.38
Forfeitures or expirations	(250)	49.79
Outstanding as of July 31, 2026	1,836	$47.40

NOTE 13 — Income Taxes

Income before taxes consisted of the following:

	Year Ended July 31,
(In thousands)	2026	2025	2024
U.S.	$1,607,425	$1,686,794	$1,593,381
International	227,552	208,787	121,220
Total income before taxes	$1,834,977	$1,895,581	$1,714,601

Income tax expense (benefit) from continuing operations consisted of the following:

	Year Ended July 31,
(In thousands)	2026	2025	2024
Federal:
Current	$234,126	$272,836	$271,820
Deferred	51,982	(12,654)	(1,174)
	286,108	260,182	270,646
State:
Current	15,248	37,487	49,539
Deferred	(5,180)	(2,576)	(1,611)
	10,068	34,911	47,928
International:
Current	59,657	51,113	34,179
Deferred	(1,253)	1,012	(499)
	58,404	52,125	33,680
Income tax expense	$354,580	$347,218	$352,254

A summary of the cash paid for income taxes is as follows:

(In thousands)	July 31, 2026
Income Taxes Paid
Federal Taxes	$292,999
State Taxes	61,492
Foreign Taxes
United Kingdom	30,967
Other Foreign Jurisdictions	12,922
Total Cash Paid	$398,380

A reconciliation of the expected U.S. statutory tax rate to the actual effective income tax rate for fiscal year 2026 is as follows:

(In thousands)	July 31, 2026
US Federal Statutory Tax Rate	$385,345	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect (1)	21,493	1.2%
Foreign Tax Effects	10,618	0.6%
Effect of Changes in Tax Laws or Rate Enacted in the Current Period	—	0.0%
Effect of Cross-Border Tax Laws	(45,948)	-2.5%
Foreign-Derived Intangible Income Deduction	(46,712)	-2.5%
Other Effects of Cross-Border Tax Laws	764	0.0%
Tax Credits	(5,129)	-0.3%
Changes in Valuation Allowance	—	0.0%
Nontaxable or Nondeductible Items	2,250	0.1%
Changes in Unrecognized Tax Benefits	(14,049)	-0.8%
Effective tax rate	$354,580	19.3%

(1) New Jersey, Tennessee, Pennsylvania, Florida, Minnesota, Illinois

A reconciliation of the expected U.S. statutory tax rate to the actual effective income tax rate for fiscal years 2025 and 2024 is as follows:

	Year Ended July 31,
(In thousands)	2025	2024
Federal statutory rate	21.0%	21.0%
State income taxes, net of federal income tax benefit	2.1%	2.4%
International rate differential	0.3%	0.1%
Compensation and fringe benefits	-1.6%	-0.7%
FDII and/or GILTI (1)	-2.8%	-2.8%
Federal return to provision adjustment	-0.1%	0.0%
Other differences	-0.6%	0.5%
Effective tax rate	18.3%	20.5%

(1) The Company has elected to account for Global Intangible Low-Taxed Income (GILTI) as a period cost and therefore does not recognize deferred taxes for basis differences expected to reverse as GILTI.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) are presented below:

	July 31,
(In thousands)	2026	2025
Deferred tax assets:
Allowance for credit loss	$3,253	$2,794
Accrued compensation and benefits	27,518	24,868
Operating lease liabilities	15,498	21,213
Accrued other	3,103	3,233
Deferred revenue	6,077	5,989
Losses carried forward/interest disallowance	56,329	52,256
Federal tax benefit	834	7,974
Total gross deferred tax assets	112,612	118,327
Less: Valuation allowance	(54,059)	(50,311)
Net deferred tax assets	58,553	68,016
Deferred tax liabilities:
Vehicle pooling costs	(24,424)	(25,018)
Property and equipment	(101,948)	(58,782)
Operating lease right-of-use assets	(15,911)	(21,655)
Other prepaids	(2,535)	(2,420)
Intangibles and goodwill	(38,487)	(38,586)
Total gross deferred tax liabilities	(183,305)	(146,461)
Net deferred tax liabilities	$(124,752)	$(78,445)

On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 (the “OBBBA”) which includes, among other provisions, changes to the U.S. corporate income tax system including extensions and modifications of the Tax Cuts and Jobs Act of 2017. The OBBBA did not have a material impact on the Company's results of operations and financial position as of and for the fiscal year ended July 31, 2026.

The Company’s effective income tax rates were 19.3%, 18.3%, and 20.5% for fiscal 2026, 2025 and 2024, respectively. The Company’s U.S. federal statutory tax rate for fiscal years 2026, 2025, and 2024 was 21.0%. The effective tax rate for the fiscal year ended July 31, 2026 was favorably impacted by a $46.7 million tax benefit related to the FDII deduction and $6.6 million in excess tax benefits from the exercise of employee stock options and negatively impacted by $21.5 million related to state income taxes. The effective tax rate for the fiscal year ended July 31, 2025 was favorably impacted by a $55.0 million tax benefit related to the FDII deduction and $36.7 million in excess tax benefits from the exercise of employee stock options and negatively impacted by $38.6 million related to state income taxes. The effective tax rate for the fiscal year ended July 31, 2024 was favorably impacted by a $47.7 million tax benefit related to the FDII deduction and $14.8 million in excess tax benefits from the exercise of employee stock options and negatively impacted by $40.6 million related to state income taxes.

The Company’s ability to realize deferred tax assets is dependent on its ability to generate future taxable income. Accordingly, the Company has established a valuation allowance in taxable jurisdictions where the utilization of the tax assets does not meet the more-likely-than-not threshold of recognition. Additional timing differences or future tax losses may occur which could warrant a need for establishing additional valuation allowances against certain deferred tax assets. During fiscal year 2026, the Company recorded a $3.7 million increase in valuation allowances primarily due to additional operating losses and interest disallowance carryforward generated in foreign jurisdictions unlikely to be realized.

As of July 31, 2026 and 2025, the Company had foreign operating losses and interest disallowance carryforward of $56.3 million and $52.3 million (tax effected), respectively. The foreign operating losses, subject to certain limitations, usually can be carried forward indefinitely. However, these losses are subject to valuation allowance based on realizability. The valuation allowance for the fiscal year ended July 31, 2026 and 2025 was $54.1 million and $50.3 million, respectively, which are primarily related to operating losses in certain foreign jurisdictions.

The following table summarizes the activities related to the Company’s unrecognized tax benefits resulting from uncertain tax positions.

	July 31,
(In thousands)	2026	2025	2024
Beginning balance	$25,226	$45,725	$57,445
Increases related to current year tax positions	—	—	2,955
Prior year tax positions:
Increases recognized during the period	224	126	11
Decreases recognized during the period	(9,014)	(9,724)	(7,070)
Cash settlements during the period	(11,211)	(8,951)	(6,062)
Lapse of statute of limitations	(2,525)	(1,950)	(1,554)
Ending balance	$2,700	$25,226	$45,725

As of July 31, 2026 and 2025, if recognized, the portion of liabilities for unrecognized tax benefits resulting from uncertain tax positions that would favorably affect the Company’s effective tax rate was $2.1 million and $19.9 million, respectively. It is possible that the amount of unrecognized tax benefits will change in the next twelve months, due to tax legislation updates or future audit outcomes; however, an estimate of the range of the possible change cannot be made at this time.

The Company recognizes interest and penalties related to income tax matters in income tax expense. As of July 31, 2026, 2025 and 2024, the Company had accrued interest and penalties related to unrecognized tax benefits of $1 million, $10.4 million and $13.8 million, respectively.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is currently under examination by certain taxing authorities in the U.S. for fiscal years between 2022 and 2025 and in the U.K. for fiscal year 2024. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company’s consolidated results of operations and financial position.

As of July 31, 2026, the Company has undistributed earnings generated by its foreign subsidiaries. The Company determined these undistributed foreign earnings along with any additional outside basis differences were indefinitely reinvested as of July 31, 2026, no deferred tax was therefore provided. The Company believes it is not practicable to estimate the amount of deferred tax liability related to the entire outside basis differences due to the complexity of the calculation and the uncertainty regarding assumptions necessary to compute the tax. However, the Company would not anticipate any significant tax liability associated with the repatriation of the undistributed earnings.

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

The following table presents financial information by segment. The specific line items in the tables represent the significant segment expenses reviewed by the CODM:

	Year Ended July 31, 2026
(In thousands)	United States	International	Total
Service revenues	$3,388,287	$581,233	$3,969,520
Vehicle sales	419,143	277,546	696,689
Total service revenues and vehicle sales	3,807,430	858,779	4,666,209
Facility operations	1,634,412	331,476	1,965,888
Cost of vehicle sales	391,028	225,435	616,463
General and administrative	362,950	68,318	431,268
Operating income	$1,419,040	$233,550	$1,652,590

Depreciation and amortization, excluding debt costs	$194,749	$34,624	$229,373
Interest income	168,205	13,718	181,923
Capital expenditures, including acquisitions	256,965	85,402	342,367
Total assets	8,413,366	1,614,444	10,027,810
Goodwill	390,422	120,875	511,297

	Year Ended July 31, 2025
(In thousands)	United States	International	Total
Service revenues	$3,451,558	$517,104	$3,968,662
Vehicle sales	403,546	274,750	678,296
Total service revenues and vehicle sales	3,855,104	791,854	4,646,958
Facility operations	1,646,183	298,135	1,944,318
Cost of vehicle sales	378,100	224,897	602,997
General and administrative	349,935	52,994	402,929
Operating income	$1,480,886	$215,828	$1,696,714

Depreciation and amortization, excluding debt costs	$184,026	$31,823	$215,849
Interest income	168,641	10,268	178,909
Capital expenditures, including acquisitions	490,965	79,248	570,213
Total assets	8,834,063	1,256,839	10,090,902
Goodwill	390,422	127,357	517,779

	Year Ended July 31, 2024
(In thousands)	United States	International	Total
Service revenues	$3,126,102	$434,900	$3,561,002
Vehicle sales	338,633	337,188	675,821
Total service revenues and vehicle sales	3,464,735	772,088	4,236,823
Facility operations	1,440,707	269,377	1,710,084
Cost of vehicle sales	313,449	306,038	619,487
General and administrative	282,545	52,684	335,229
Operating income	$1,428,034	$143,989	$1,572,023

Depreciation and amortization, excluding debt costs	$161,685	$28,076	$189,761
Interest income	140,728	4,945	145,673
Capital expenditures, including acquisitions	491,497	113,906	605,403
Total assets	7,386,103	1,041,661	8,427,764
Goodwill	390,421	123,488	513,909

NOTE 15 — Commitments and Contingencies

Commitments

Letters of Credit

Under the 2026 Credit Agreement, the Company had outstanding letters of credit of $22.5 million at July 31, 2026, which are primarily used to secure certain insurance obligations.

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

NOTE 17 — Related Party Transactions

There were no amounts due to or from related parties as of July 31, 2026 and 2025.

NOTE 18 — Employee Benefit Plan

The Company sponsors defined contribution retirement plans for eligible employees in the United States and certain international locations. Employer contributions are determined in accordance with the provisions of the applicable plans. Expense recognized for these plans totaled $8.7 million, $5.7 million and $4.4 million for the year ended July 31, 2026, 2025, and 2024, respectively, related to this plan.

NOTE 19 — Subsequent Events

On September 10, 2026, the Company entered into a definitive merger agreement to acquire ACV for $10.50 per share, net to the seller in cash, without interest, subject to any required withholding of taxes, representing an implied equity value of approximately $1.9 billion. The transaction is expected to close by the end of calendar year 2026. The consummation of such transaction is subject to the tender of a majority of the outstanding shares of ACV common stock, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary conditions.

Because the transaction was entered into subsequent to July 31, 2026, it has not been reflected in the accompanying consolidated financial statements. The Company has not completed its evaluation of the accounting for the acquisition, including the determination of the fair values of assets acquired and liabilities assumed, and therefore cannot reasonably estimate the financial statement impact of the transaction.